Form 10-Q
period 2021-06-30
InterPrivate III Financial Partners Inc.
filed 2021-08-16
CIK 1839610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 26,767,500 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE III FINANCIAL PARTNERS INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED BALANCE SHEET

June 30, 2021

ASSETS
Current assets
Cash	$578,904
Prepaid expenses	429,379
Total Current Assets	1,008,283

Marketable securities held in Trust Account	258,770,580
TOTAL ASSETS	$259,778,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,125,685
Total Current Liabilities	1,125,685

Warrant liability	158,835
Total Liabilities	$1,284,520

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption 25,349,434 shares at redemption value at June 30, 2021	253,494,341

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,418,066 shares issued and outstanding (excluding 25,349,434 shares subject to possible redemption at June 30, 2021)	142
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at June 30, 2021	647
Additional paid-in capital	6,396,944
Accumulated deficit	(1,397,731)
Total Stockholders’ Equity	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,778,863

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021

Operating and formation costs	$1,076,369	$1,364,771
Loss from operations	(1,076,369)	(1,364,771)

Other income (expense):
Change in fair value of warrant liabilities	(62,330)	(53,330)
Transaction costs incurred in connection with the initial public offering	0	(210)
Interest earned on marketable securities held in Trust Account	19,484	23,981
Unrealized loss on marketable securities held in Trust Account	(7,709)	(3,401)
Other expense, net	(50,555)	(32,960)

Loss before income taxes	(1,126,924)	(1,397,731)
Benefit (provision) for income taxes	—	—
Net loss	$(1,126,924)	$(1,397,731)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,462,126	25,467,375

Basic and diluted net loss per share, Class A common stock subject to redemption	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,774,124	7,067,011

Basic and diluted net loss per share, Non-redeemable common stock	$(0.14)	$(0.20)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Sale of 25,875,000 Units, net of underwriting discounts and offering expenses	25,875,000	2,588	—	—	253,044,761	—	253,047,349

Sale of 692,500 Private Placement Warrants	692,500	69	—	—	6,924,931	—	6,925,000

Initial classification of Private Placement Warrants	—	—	—	—	(105,295)	—	(105,295)

Issuance of representative shares	200,000	20	—	—	—	—	20

Common stock subject to possible redemption	(25,489,086)	(2,549)	—	—	(254,888,306)	—	(254,890,855)

Change in value of common stock subject to redemption	26,960	3	—	—	269,592	—	269,595

Net loss	—	—	—	—	—	(270,807)	(270,807)

Balance – March 31, 2021	1,305,374	$131	6,468,750	$647	$5,270,036	$(270,807)	$5,000,007

Change in value of common stock subject to redemption	112,692	11			1,126,908		1,126,919

Net loss	—	—	—	—	—	(1,126,924)	(1,126,924)

Balance – June 30, 2021	1,418,066	$142	6,468,750	$647	$6,396,944	$(1,397,731)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

 INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(1,397,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	53,330
Transaction costs incurred in connection with the initial public offering	210
Interest earned on marketable securities held in Trust Account	(23,981)
Unrealized gain on marketable securities held in Trust Account	3,401
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(429,358)
Accounts payable and accrued expenses	1,125,685
Net cash used in operating activities	$(668,444)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(258,750,000)
Net cash used in investing activities	$(258,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,680,504
Proceeds from sale of Private Placement Warrants	6,819,495
Proceeds from promissory note – related party	149,476
Repayment of promissory note – related party	(149,476)
Payment of offering costs	(502,651)
Net cash provided by financing activities	$259,997,348

Net Change in Cash	578,904
Cash – Beginning of period	—
Cash – End of period	$578,904

Non-Cash investing and financing activities:
Issuance of Representative Shares	$20
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock	$25,000
Initial classification of common stock subject to possible redemption	$254,890,855
Change in value of common stock subject to possible redemption	$(1,396,515)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2021
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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 5), Private Placement Shares, respectively (as defined in Note 4), Representative Shares (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 04, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 15, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings attributable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$19,088	$23,494
Unrealized loss on marketable securities held in Trust Account	(7,553)	(3,333)
Less: interest available to be withdrawn for payment of taxes	(11,535)	(20,161)
Net income attributable	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,462,126	25,467,375
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,126,924)	$(1,397,731)
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(1,126,924)	$(1,397,731)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,886,816	7,067,111
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.14)	$(0.20)

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

Transaction costs amounted to $5,702,651, consisting of $5,175,000 of underwriting fees and $527,651 of other offering costs. In addition, cash of $1,673,850 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $40,000 in fees for these services, respectively.

Promissory Note — Related Party

On January 13, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 9, 2021, there was $149,476 outstanding under the Promissory Note, which was repaid on March 10, 2021. Promissory note as of June 30, 2021 has been fully repaid

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Related Party Loans

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

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $40,000 in fees for these services, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 1,418,066 of Class A common stock issued and outstanding, excluding 25,349,434 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	258,770,580
Liabilities:
Warrant Liability – Private Placement Warrants	3	137,445
Warrant Liability – Underwriter Warrants	3	21,390

The Private Placement Warrants were initially valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The Binomial Lattice Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Binomial Lattice Model was used in estimating the fair value of the Private Warrants for periods where no observable traded price was available.

The key inputs into the Binomial Lattice Model for the initial measurement of Private Placement Warrants and subsequent measurement of the Private Place Warrants are as follows:

Term	March 9, 2021	March 31, 2021	June 30, 2021
Risk-free interest rate	1	0.99	0.90%
Market price of public stock	$9.84	$9.72	$9.70
Dividend Yield	0	0	0%
Implied volatility	13.1	13.1	19.1%
Exercise price	$11.5	$11.5	$11.5

On March 9, 2021, March 31, 2021 and June 30, 2021 the Private Placement Warrants were determined to be valued at $0.79, $0.73 and $1.19 per warrant respectively. Underwriter warrants on March 9, 2021, March 31, 2021 and June 30, 2021 were valued at $0.62, $0.53 and $0.93. respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private	Underwriters
	Placement	Warrants
Fair value as of March 9, 2021	$91,245	$14,260
Change in valuation inputs or other assumptions	(6,930)	(2,070)
Fair value as of March 31, 2021	$84,315	$12,190
Change in valuation inputs or other assumptions	53,130	9,200
Fair value as of June 30, 2021	$137,445	$21,390

During the six-month period ended June 30, 2021 there were no transfers out of Level 3.

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,126,924 which consists of operating costs of $1,076,369, and a loss on warrant liability of $62,330, offset by interest income from bank of $19,484 and interest lost on marketable securities held in Trust Account of $7,709.

For the six months ended June 30, 2021, we had a net loss of $1,397,731 which consists of operating costs of $1,364,771, a gain on warrant liability of $53,330 and warrant transaction costs of $210, offset by interest income from bank of $23,981 and interest lost on marketable securities held in Trust Account of $3,401.

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

For the six months ended June 30, 2021, cash used in operating activities was $668,444. Net loss of $1,397,731 was affected by change in fair value of warrant liabilities of $(62,330), interest earned on marketable securities held in Trust Account of $23,981 and an unrealized loss on marketable securities held in the Trust Account of $3,401. Changes in operating assets and liabilities used $696,326 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $258,770,580 (including approximately $23,982 of interest income and unrealized loss of $7,710) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $578,904. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40, under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants are valued using a binomial lattice model.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on July 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on July 23, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPRIVATE III FINANCIAL PARTNERS INC.

Date: August 16, 2021	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)