Form 10-Q
period 2021-09-30
InterPrivate III Financial Partners Inc.
filed 2021-11-22
CIK 1839610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 22, 2021, there were 26,767,500 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE III FINANCIAL PARTNERS INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30, 2021

ASSETS
Current assets
Cash	$287,114
Prepaid expenses	251,788
Total Current Assets	538,902

Prepaid expenses, less current portion	105,334
Marketable securities held in Trust Account	258,786,957
TOTAL ASSETS	$259,431,193

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,425,396
Total Current Liabilities	2,425,396

Warrant liability	192,315
Total Liabilities	$2,617,711

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption 25,875,000 shares at redemption value at September 30, 2021	258,786,957

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 892,500 shares issued and outstanding (excluding 25,875,000 shares subject to possible redemption at September 30, 2021)	20
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at September 30, 2021	647
Accumulated deficit	(1,974,142)
Total Stockholders’ Deficit	(1,973,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$259,431,193

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2021

Operating and formation costs	$1,663,757	$3,028,528
Loss from operations	(1,663,757)	(3,028,528)

Other income (expense):
Change in fair value of warrant liabilities	(33,480)	(86,810)
Transaction costs incurred in connection with the initial public offering	—	(210)
Interest earned on marketable securities held in Trust Account	29,549	53,530
Unrealized loss on marketable securities held in Trust Account	(13,172)	(16,573)
Other income (expense), net	(17,103)	(50,063)

Loss before income taxes	(1,680,860)	(3,078,591)
Benefit (provision) for income taxes	—	—
Net loss	$(1,680,860)	$(3,078,591)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,875,000	19,524,725

Basic and diluted net loss per share, Class A common stock subject to redemption	$(0.05)	$(0.12)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,161,270	6,536,984

Basic and diluted net loss per share, Non-redeemable common stock	$(0.05)	$(0.12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Issuance costs associated with the sale of Public Units	—	—	—	—	(6,843,989)	1,141,407	(5,702,651)

Sale of 692,500 Private Placement Warrants	—	—	—	—	6,924,931	—	6,924,931

Initial classification of Private Warrants	—	—	—	—	(105,295)	—	(105,295)

Issuance of representative shares	200,000	20	—	—	—	—	20

Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(8,805)	(8,805)

Net loss	—	—	—	—	—	(270,807)	(270,807)

Balance – March 31, 2021	200,000	$20	6,468,750	$647	$—	$861,795	$862,462

Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(11,775)	(11,775)

Net loss	—	—	—	—	—	(1,126,924)	(1,126,924)

Balance – June 30, 2021	200,000	$20	6,468,750	$647	$—	$(276,904)	$(276,237)

Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(16,377)	(16,377)

Net loss	—	—	—	—	—	(1,680,861)	(1,680,861)

Balance – September 30, 2021	200,000	$20	6,468,750	$647	$—	$(1,974,142)	$(1,973,475)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Nine Months
Ended
September 30,
2021
Cash Flows from Operating Activities:
Net loss	$(3,078,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	86,810
Transaction costs incurred in connection with the initial public offering	210
Interest earned on marketable securities held in Trust Account	(53,530)
Unrealized loss on marketable securities held in Trust Account	16,573
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(357,102)
Accounts payable and accrued expenses	2,425,396
Net cash used in operating activities	$(960,235)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(258,750,000)
Net cash used in investing activities	$(258,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,680,505
Proceeds from sale of Private Placement Units	6,819,495
Proceeds from promissory note – related party	149,476
Repayment of promissory note – related party	(149,476)
Payment of offering costs	(502,651)
Net cash provided by financing activities	$259,997,349

Net Change in Cash	287,114
Cash – Beginning of period	—
Cash – End of period	$287,114

Non-Cash investing and financing activities:
Issuance of Representative Shares	$20
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock	$25,000
Accretion of Class A common stock subject to possible redemption	$36,957

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 692,500 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to InterPrivate Acquisition Management III, LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $6,925,000, which is described in Note 4.

Transaction costs amounted to $5,702,651, consisting of $5,175,000 of underwriting fees and $527,651 of other offering costs.

Following the closing of the Initial Public Offering on March 9, 2021, an amount of $258,750,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If the Company seeks stockholder approval, the Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. The Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 6), Private Placement Shares, respectively (as defined in Note 5), Representative Shares (as defined in Note 9) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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
SEPTEMBER 30, 2021
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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company historically accounted for a portion of its outstanding Public Shares as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Certificate of Incorporation.

Management has re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of the Public Shares. Upon re-evaluation, management determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Amended and Restated Certificate of Incorporation. The SEC clarified their position on the accounting classification of redeemable shares to state that companies should restate previously issued financial statements for the reclassification of redeemable shares from permanent to temporary equity.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements and such previously presented financial statements could not be relied upon. In conjunction with its clarification of ASC 480-10-99, the SEC further stated that the misstatement arises to the level of a material weakness. As a result, the Company has concluded that its previously issued financial statements impacted should be restated to report the Public Shares as temporary equity. As such, the Company is restating in this Quarterly Report those periods that would have been impacted.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The impact to the Company’s previously presented financial information is presented below:

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of March 9, 2021 (audited)
Class A Common Stock Subject to Possible Redemption	$254,996,360	$3,753,640	$258,750,000
Class A Common Stock	127	(108)	20
Additional Paid-in Capital	5,000,235	(5,000,235)	—
Accumulated deficit (1)	(1,000)	1,246,702	1,245,702
Statement of Stockholder's Deficit as of March 9, 2021 (audited)
Class A Common Stock Subject to Possible Redemption	$254,996,360	$3,753,640	$258,750,000
Class A Common Stock	127	(107)	20
Additional Paid-in Capital	5,000,235	(5,000,235)	—
Accumulated deficit (1)	(1,000)	1,246,702	1,245,702
Balance sheet as of March 31, 2021 (unaudited)
Class A Common Stock Subject to Possible Redemption	$254,621,260	$4,137,545	$258,758,805
Class A Common Stock	131	(111)	20
Additional Paid-in Capital	5,270,036	(5,270,036)	—
Accumulated deficit (1)	(270,807)	1,132,602	861,795
Statement of operations for the three months ended March 31, 2021 (unaudited)
Weighted average common shares subject to possible redemption	25,462,126	(19,137,126)	6,325,000
Basic and diluted net loss per share subject to possible redemption	$—	$(0.02)	$(0.02)
Weighted average non-redeemable common shares outstanding	6,231,333	(963,731)	5,267,602
Basic and diluted net loss per non-redeemable common share	$(0.04)	$0.02	$(0.02)
Statement of stockholder's deficit for the three months ended March 31, 2021 (unaudited)
Class A Common Stock Subject to Possible Redemption	$254,621,260	$4,137,545	$258,758,805
Class A Common Stock	131	(111)	20
Additional Paid-in Capital	5,270,036	(5,270,036)	—
Accumulated deficit (1)	(270,807)	1,132,602	861,795
Statement of cash flows for the three months ended March 31, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	$254,890,855	$254,890,855	$—
Change in value of common stock subject to possible redemption	(269,595)	269,595	—
Accretion of Class A common stock subject to possible redemption	—	8,805	8,805
Balance sheet as of June 30, 2021 (unaudited)
Class A Common Stock Subject to Possible Redemption	$253,494,341	$5,276,239	$258,770,580
Class A Common Stock	142	(122)	20
Additional Paid-in Capital	6,396,944	(6,396,944)	—
Accumulated deficit (1)	(1,397,731)	1,120,827	(276,904)
Statement of operations for the three months ended June 30, 2021 (unaudited)
Weighted average common shares subject to possible redemption	25,462,126	412,874	25,875,000
Basic and diluted net loss per share subject to possible redemption	$—	$(0.03)	$(0.03)
Weighted average non-redeemable common shares outstanding	7,774,124	(612,854)	7,161,270
Basic and diluted net loss per non-redeemable common share	$(0.14)	$0.119	$(0.03)
Statement of operations for the six months ended June 30, 2021(unaudited)
Weighted average common shares subject to possible redemption	25,467,375	(14,662,430)	10,804,945
Basic and diluted net loss per share subject to possible redemption	$—	$(0.08)	$(0.08)
Weighted average non-redeemable common shares outstanding	7,067,011	(847,344)	6,219,667
Basic and diluted net loss per non-redeemable common share	$(0.20)	$0.12	$(0.08)
Statement of stockholders deficit for the six months ended June 30, 2021 (unaudited)
Class A Common Stock Subject to Possible Redemption	$253,494,341	$5,276,239	$258,770,580
Class A Common Stock	142	(122)	20
Additional Paid-in Capital	6,396,944	(6,396,944)	—
Accumulated deficit (1)	(1,397,731)	1,120,827	(276,904)
Statement of cash flows for the six months ended June 30, 2021(unaudited)
Initial classification of common stock subject to possible redemption	$254,890,855	$(254,890,855)	$—
Change in value of common stock subject to possible redemption	(1,396,515)	1,396,515	—
Accretion of Class A common stock subject to possible redemption	—	20,580	20,580

(1)	Accumulated deficit adjustment amounts include accretion to retained earnings related to the reclassification of the remaining Class A common stock from permanent to temporary equity.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 04, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 15, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Liquidity and Financial Condition

The Company will need to raise additional capital through loans or additional investments from the Company’s initial stockholders, officers or directors. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Accounting Standards Codification (the “ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Company’s Initial Public Offering and were charged to stockholders’ equity upon the completion of the Company’s Initial Public Offering.

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of September 30, 2021 and March 9, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as equity (see Note 9).

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the Private Placement Warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants initially was estimated using a Binomial Lattice Model (see Note 10).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, the entire amount of the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Class A common stock subject to possible redemption
Numerator:
Net loss attributable to Class A common stock subject to possible redemption	$(1,316,500)	$(2,306,397)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,875,000	19,524,725
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.05)	$(0.12)

Non-Redeemable Common Stock
Numerator
Net loss	$(1,680,860)	$(3,078,591)
Less: Net loss allocable to Class A common stock subject to possible redemption	1,316,500	2,306,397
Net loss attributable to Class A common stock not subject to Possible redemption	$(364,360)	$(772,194)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,161,270	6,536,984
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.05)	$(0.12)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on February 5, 2021 (inception) using the modified retrospective method for transition. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 9).

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 13, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On March 4, 2021, the Company effected a 1.125 for 1 stock split of its Class B common stock resulting in an aggregate of 6,468,750 Founder Shares issued and outstanding. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares and Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of a Business Combination, or, in either case, earlier if, subsequent to a Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $70,000 in fees for these services, respectively.

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

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $70,000 in fees for these services, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on March 4, 2021, the holders of the Founder Shares, Representative Shares, Private Placement Units and any units that may be issued upon conversion of the Working Capital Loans (and all underlying securities) have registration rights requiring the Company to register a sale of any of the securities held by them prior to the consummation of a Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Merger Agreement

On August 18, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with InterPrivate III Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), InterPrivate III Merger Sub II LLC, a wholly owned subsidiary of the Company (“Merger Sub II”), and Aspiration Partners Inc. (“Aspiration”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Aspiration with Aspiration surviving the merger as a wholly owned subsidiary of the Company (the “First Merger”) and, immediately following the First Merger and as part of the same overall transaction as the First Merger, the surviving corporation will merge with and into Merger Sub II with Merger Sub II surviving the merger (the “Second Merger”). The transactions contemplated by the Merger Agreement are referred to as the “Proposed Business Combination.” In addition, in connection with the consummation of the Proposed Business Combination, the Company will be renamed and is referred to herein as “New Aspiration” as of the time following such change of name.

In connection with the closing of the Proposed Business Combination (the “Closing”), at the effective time of the Proposed Business Combination (the “Effective Time”) and by virtue of the Proposed Business Combination, (i) all shares of Aspiration common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive shares of New Aspiration Class A common stock, (ii) all outstanding Aspiration options will be converted into options to purchase New Aspiration Class A common stock, (iii) each Aspiration stockholder and each holder of a vested Aspiration option shall also receive a contingent right to receive a pro rata portion of up to 100,000,000 shares of New Aspiration Class A common stock of, (iv) all outstanding Aspiration warrants will be exercised or terminated in accordance with its terms and (v) each convertible note of Aspiration will be converted into Aspiration capital stock, paid off in accordance with the terms thereof or remain outstanding as indebtedness of New Aspiration without the right to convert into capital stock of New Aspiration. The aggregate number of shares of common stock to be issued in the Proposed Business Combination will be equal to $1.75 billion plus the exercise price of all outstanding Aspiration options, divided by $10.00.

The parties to the Merger Agreement have made customary representations and warranties and have agreed to certain customary covenants for a transaction of this type. The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Aspiration’s stockholders of the Business Combination Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including if the Proposed Business Combination has not occurred by May 18, 2022.

Subscription Agreements

On August 18, 2021, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors, pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close concurrently with the Closing, an aggregate of 20,000,000 shares of the Company’s Class A common stock at a purchase price of $10.00 per share (the “PIPE Investment”).

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Aspiration Support Agreement

In connection with and following the execution of the Merger Agreement, the Company will enter into support agreements with certain Aspiration stockholders (the “Aspiration Support Agreements”), pursuant to which such Aspiration stockholders will agree, among other things, to vote in favor of the adoption and approval of the Proposed Business Combination and any of the documents and transactions contemplated by the Merger Agreement. Additionally, such Aspiration stockholders agreed to not transfer any securities of Aspiration held by such stockholder from the date of execution of the Aspiration Support Agreement until the earlier of the Effective Time and the termination of the Merger Agreement in accordance with its terms, subject to certain exceptions and to not solicit any Company Business Combination (as defined in the Merger Agreement), in each case, subject to the terms and conditions of the Aspiration Support Agreements.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, InterPrivate Acquisition Management III, LLC, a Delaware limited liability company (the “Sponsor”), entered into a support agreement (the “Sponsor Support Agreement”) with the Company and Aspiration, pursuant to which the Sponsor agreed, among other things, to vote to adopt and approve the Merger Agreement and all other documents and transactions contemplated thereby, to vote against any Business Combination proposal other than the Proposed Business Combination or other proposals that would impede or frustrate the Proposed Business Combination, to comply with the Merger Agreement’s prohibition on soliciting any alternative Business Combination transaction and to not transfer the equity interests in the Company that it owns, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

Amended and Restated Registration Rights Agreement

At the Closing, New Aspiration, the Sponsor and certain stockholders of New Aspiration will enter into an Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the parties thereto will be granted certain customary registration rights with respect to shares of common stock of New Aspiration.

Stockholders’ Agreement

At the Closing, New Aspiration, Andrei Cherny, Joseph Sanberg and certain of their respective controlled affiliates shall enter into a Stockholders’ Agreement (the “Stockholders’ Agreement”) to provide for certain governance rights and address certain governance matters relating to New Aspiration. The Stockholders’ Agreement will provide each of Mr. Cherny and Mr. Sanberg the right to nominate one individual to the New Aspiration board of directors, subject to certain qualifications, requirements and exceptions as set forth therein.

Transfer Restrictions

The Sponsor and its directors and executive officers are subject to certain restrictions on transfer with respect to their shares of New Aspiration common stock pursuant to that certain Letter Agreement, dated as of March 4, 2021, by and among the Company, the Sponsor, and the other parties signatory thereto. Such restrictions end on the date that is one year following the Closing, or are subject to an early price-based release with respect to 50% of such shares if the price per share of New Aspiration Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-day trading period following the Closing.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 26,767,500 of Class A common stock issued and outstanding.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of shares of Class B common stock will never occur on a less than one-for-one basis.

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	258,786,957
Liabilities:
Warrant Liability – Private Placement Warrants	3	167,475
Warrant Liability – Underwriter Warrants	3	24,840

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The key inputs into the Binomial Lattice Model for the initial measurement of Private Placement Warrants and subsequent measurement of the Private Placement Warrants are as follows:

	March 9,	March 31,	June 30,	September 30,
Term	2021	2021	2021	2021
Risk-free interest rate	0.99%	1.00%	0.88%	0.92%
Market price of public stock	$9.85	$9.85	$9.71	$9.91
Dividend Yield	—%	—%	—%	—%
Implied volatility	13.10%	13.10%	18.6%	19.80%
Exercise price	$11.50	$11.50	$11.50	$11.50

On March 9, 2021, March 31, 2021, June 30, 2021 and September 30, 2021 the Private Placement Warrants were determined to be valued at $0.79, $0.73, $1.19 and $1.45 per warrant respectively. Underwriter warrants on March 9, 2021, March 31, 2021, June 30, 2021 and September 30, 2021 were valued at $0.62, $0.53, $0.93 and $1.08. respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Underwriters Warrants
Fair value as of March 9, 2021	$91,245	$14,260
Change in valuation inputs or other assumptions	(6,930)	(2,070)
Fair value as of March 31, 2021	$84,315	$12,190
Change in valuation inputs or other assumptions	53,130	9,200
Fair value as of June 30, 2021	$137,445	$21,390
Change in valuation inputs or other assumptions	30,030	3,450
Fair value as of September 30, 2021	$167,475	$24,840

During the nine-month period ended September 30, 2021 there were no transfers out of Level 3.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on September 10, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Proposed Business Combination

Merger Agreement

On August 18, 2021, we entered into a Merger Agreement with Merger Sub, Merger Sub II and Aspiration, pursuant to which, Merger Sub will merge with and into Aspiration with Aspiration surviving the merger as a wholly owned subsidiary of the Company and, immediately following and as part of the same overall transaction, the surviving corporation will merge with and into Merger Sub II with Merger Sub II surviving the merger. In addition, in connection with the consummation of the Proposed Business Combination, we will be renamed “New Aspiration”.

In connection with the Closing of the Proposed Business Combination, at the Effective Time and by virtue of the Proposed Business Combination, (i) all shares of Aspiration common stock issued and outstanding immediately prior to the effective time of the Proposed Business Combination will be canceled and converted into the right to receive shares of New Aspiration Class A common stock, (ii) all outstanding Aspiration options will be converted into options to purchase New Aspiration Class A common stock, (iii) each Aspiration stockholder and each holder of a vested Aspiration option shall also receive a contingent right to receive a pro rata portion of up to 100,000,000 shares of New Aspiration Class A common stock of, (iv) all outstanding Aspiration warrants will be exercised or terminated in accordance with its terms and (v) each convertible note of Aspiration will be converted into Aspiration capital stock, paid off in accordance with the terms thereof or remain outstanding as indebtedness of New Aspiration without the right to convert into capital stock of New Aspiration. The aggregate number of shares of common stock to be issued in the Proposed Business Combination will be equal to $1.75 billion plus the exercise price of all outstanding Aspiration options, divided by $10.00. Following the Closing, New Aspiration will own all the stock of Aspiration and the Aspiration stockholders as of immediately prior to the Effective Time will hold a majority of our outstanding common stock.

The parties to the Merger Agreement have made customary representations and warranties and have agreed to certain customary covenants for a transaction of this type. The Closing is subject to certain conditions, including but not limited to the approval of our stockholders and Aspiration’s stockholders of the Business Combination Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including if the Proposed Business Combination has not occurred by May 18, 2022.

Subscription Agreements

On August 18, 2021, we entered into Subscription Agreements with certain accredited investors, pursuant to which, among other things, we agreed to issue and sell an aggregate of 20,000,000 shares of our Class A common stock at a purchase price of $10.00 per share in the “PIPE Investment”.

Aspiration Support Agreement

In connection with and following the execution of the Merger Agreement, we will enter into the “Aspiration Support Agreements, pursuant to which such Aspiration stockholders will agree, among other things, to vote in favor of the adoption and approval of the Proposed Business Combination and any of the documents and transactions contemplated by the Merger Agreement. Additionally, such Aspiration stockholders agreed to not transfer any securities of Aspiration held by such stockholder from the date of execution of the Aspiration Support Agreement until the earlier of the Effective Time and the termination of the Merger Agreement in accordance with its terms, subject to certain exceptions and to not solicit any Company Business Combination (as defined in the Merger Agreement), in each case, subject to the terms and conditions of the Aspiration Support Agreements.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Sponsor entered into the Sponsor Support Agreement with us and Aspiration, pursuant to which the Sponsor agreed, among other things, to vote to adopt and approve the Merger Agreement and all other documents and transactions contemplated thereby, to vote against any Business Combination proposal other than the Proposed Business Combination or other proposals that would impede or frustrate the Proposed Business Combination, to comply with the Merger Agreement’s prohibition on soliciting any alternative Business Combination transaction and to not transfer the equity interests in us that it owns, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

Amended and Restated Registration Rights Agreement

At the Closing, New Aspiration, the Sponsor and certain stockholders of New Aspiration will enter into an Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the parties thereto will be granted certain customary registration rights with respect to shares of common stock of New Aspiration.

Stockholders’ Agreement

At the Closing, New Aspiration, Andrei Cherny, Joseph Sanberg and certain of their respective controlled affiliates shall enter into the Stockholders’ Agreement to provide for certain governance rights and address certain governance matters relating to New Aspiration. The Stockholders’ Agreement will provide each of Mr. Cherny and Mr. Sanberg the right to nominate one individual to the New Aspiration board of directors, subject to certain qualifications, requirements and exceptions as set forth therein.

Transfer Restrictions

The Sponsor and its directors and executive officers are subject to certain restrictions on transfer with respect to their shares of New Aspiration common stock pursuant to that certain Letter Agreement, dated as of March 4, 2021, by and among us, the Sponsor, and the other parties signatory thereto. Such restrictions end on the date that is one year following the Closing, or are subject to an early price-based release

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $1,680,861which consists of operating costs of $1,663,757, and a loss on warrant liability of $33,480, offset by interest income from bank of $29,549 and unrealized interest lost on marketable securities held in Trust Account of $13,172

For the nine months ended September 30, 2021, we had a net loss of $3,078,592 which consists of operating costs of $3,028,528, a loss on warrant liability of $86,810 and warrant transaction costs of 210, offset by interest income from bank of $53,530 and unrealized interest lost on marketable securities held in Trust Account of $16,573.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $258,750,000 was placed in the Trust Account. We incurred $5,702,651 in Initial Public Offering related costs, including $5,175,000 of underwriting fees and $527,651 of other costs.

For the nine months ended September 30, 2021, cash used in operating activities was $960,235. Net loss of $3,078,592 was affected by the change in fair value of warrant liabilities of $86,810, interest earned on marketable securities held in Trust Account of $53,530 and an unrealized loss on marketable securities held in the Trust Account of $16,573. Changes in operating assets and liabilities used $2,068,293 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $258,786,957 (including approximately $53,530 of interest income and unrealized losses of $16,573) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $287,114. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.

The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have entered into an agreement, pursuant to which we will pay the Vice President a total of $10,000 per month for assisting us in negotiating and consummating an initial Business Combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees.

We have engaged Morgan Stanley and EarlyBirdCapital as advisors in connection with the Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We will pay Morgan Stanley and EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

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

Warrant Liability

We account for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40, under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, our Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the Private Placement Warrants as liabilities at their fair value and adjust the Private Placement Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants are valued using a binomial lattice model.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity. Notwithstanding this identified material weakness as of September 30, 2021, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

In light of the material weakness described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the third quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2022.

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 16, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management concluded that we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal control over financial reporting, the change in accounting for the Public Shares, and other matters raised or that may in the future be raised by the SEC, we potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated as of August 18, 2021, by and among InterPrivate III Financial Partners Inc., InterPrivate III Merger Sub Inc., InterPrivate III Merger Sub II LLC and Aspiration Partners Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).
10.2	Company Support Agreement, dated August 18, 2021, by and among InterPrivate III Financial Partners Inc., Aspiration Partners Inc. and certain stockholders of Aspiration Partners Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).
10.3	Sponsor Support Agreement, dated August 18, 2021, by and among InterPrivate Acquisition Management III, LLC, InterPrivate III Financial Partners Inc. and Aspiration Partners Inc (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).
10.4	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).
10.5	Form of Stockholders’ Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).
31.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Certain of the Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). InterPrivate III agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPRIVATE III FINANCIAL PARTNERS INC.

Date: November 22, 2021	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)