Form 10-K
period 2021-12-31
InterPrivate III Financial Partners Inc.
filed 2022-03-31
CIK 1839610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 001-40151

INTERPRIVATE III FINANCIAL PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3069266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1350 Avenue of the Americas, 2nd Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 920-0125

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fifth of one redeemable warrant	IPVF.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	IPVF	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	IPVF WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $254,043,000.

As of March 31, 2022, the Registrant had 26,767,500 shares of its Class A common stock, $0.0001 par value per share, and 6,468,750 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS and risk factor summary

The statements contained in this report that are not purely historical are forward-looking statements. Our forward- looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward- looking statements in this Annual Report on Form 10-K (the “Annual Report on Form 10-K” or “Annual Report”) may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within 24 months after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek stockholder approval of our initial business combination, our Sponsor, initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The New York Stock Exchange (“NYSE”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

●	If the net proceeds of the Public Offering and the sale of the private placement units not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

PART I

References in this report to “we,” “us” or the “Company” refer to InterPrivate III Financial Partners Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to InterPrivate Acquisition Management III, LLC, a Delaware limited liability company. References to our “initial stockholders” refer to the holders of founder shares.

ITEM 1. BUSINESS.

Introduction

We are a Delaware blank check company incorporated on September 10, 2020 formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses.

Our Sponsor is controlled by affiliates of Ahmed Fattouh, our Chairman and Chief Executive Officer, and InterPrivate, a private investment firm founded by Mr. Fattouh that invests primarily in partnership with family offices and independent private equity and venture capital sponsors who have accumulated substantial industry expertise and decades of experience from leading private equity firms. We believe the expertise and experience of our management team in structuring complex transactions and accessing capital for growth for companies, combined with our unique access to InterPrivate’s extensive network of relationships, will make us a partner of choice for potential business combination targets. We intend to focus our efforts on evaluating business combination targets by leveraging InterPrivate’s network of independent sponsors, family offices, venture capital firms, and private equity firms.

We believe our relationship with InterPrivate will enable us to access a differentiated pipeline of business combination targets for us to evaluate. Specifically, we will seek to leverage the following relationships within InterPrivate’s network for our sourcing efforts:

●	Family Offices and Ultra High Net Worth Investors. InterPrivate maintains strong relationships with family offices and ultra high net worth investors with substantial direct private holdings and large investment mandates. InterPrivate frequently invites select family offices and ultra high net worth investors to review its potential investment opportunities on a joint basis, which has enabled InterPrivate to identify overlapping investment preferences with such family offices and investors and has led to co-investment opportunities in private transactions. In addition, some of these family offices are investors in fund vehicles that are managed by affiliates of InterPrivate Capital, and family offices have also invested in the sponsor entity of SPACs sponsored such affiliates of InterPrivate Capital. InterPrivate believes its network brings significant opportunity for a potential pipeline of referrals of privately owned businesses that are not well covered by the traditional investment banking community and may be considering strategic alternatives.

●	Independent Sponsors. Over the past three to five years, the private equity industry has experienced a significant evolution involving the emergence of a group of over 1,000 independent sponsors who have left some of the most prominent firms to pursue transactions outside of a committed fund construct. InterPrivate has established a network comprised of these veteran dealmakers, who bring decades of sector specific expertise, relationships and execution skills, and present investment opportunities to InterPrivate.

●	InterPrivate’s Network of Executives. Over the years, InterPrivate’s principals have collaborated with and backed a number of successful executives. These industry veterans will provide us with deep domain expertise and extensive relationship networks from which we intend to source and evaluate targets and develop post-acquisition operating strategies.

●	Private Equity Sponsors. In addition to management’s own experience and that of its network of independent sponsors, our team has strong relationships with a large number of traditional private equity firms as a result of our historical management of private equity fund of funds vehicles, as well as funds in which our family office clients had invested. We believe these relationships will be significant as we evaluate private equity owned companies seeking exits as potential business combination targets.

●	Venture Capital & Growth Capital Firms. Certain members of our team have substantial relationships with venture capital and growth capital firms, whose portfolio companies include high growth technology companies that may represent potential business combination targets. In addition, a large and growing portion of the independent sponsor community are focused on pre-IPO growth investments, which could be suitable targets.

●	InterPrivate Advisory Committee. InterPrivate’s advisory committee includes veteran private equity professionals and industry executives who will provide us with deep domain expertise and extensive relationship networks from which we intend to source and evaluate targets and develop post-acquisition operating strategies.

We believe that the combination of independent sponsors, family offices, private equity and venture capital firms will provide us with substantial and differentiated access to potential business combination targets. We currently intend to concentrate our efforts in identifying businesses in the financial services industry with a particular focus on tech-enabled companies where our expertise, experience, network and access to public markets will allow us to identify differentiated merger opportunities. We believe that our management team, board of directors and network of advisors can affect the outcome and accelerate growth and value creation. The financial services industry is a large (more than 12% of the US economy), diverse and fragmented market sector that requires deep industry specialization and is currently undergoing a technology-driven secular dislocation. We estimate that there are between 80 to 100 private tech-enabled financial services companies valued at more than $1 billion that may seek access to the public markets over the next 24 months. It is our expectation that the leading tech-enabled financial services companies we are seeking to partner with will be able to effectively challenge large long-established financial services companies. In order to achieve this goal, tech-enabled financial services companies will need to access competitively priced equity capital that is not readily available to them from traditional sources. Venture capital is too expensive and often insufficient to fuel rapid growth. Traditional public offerings markets are challenged without a trusted public market investor to validate valuation and simplify an often-complex investment thesis. We believe we have a purpose-built team to shepherd these growing companies in the next step of their development.

We plan to seek opportunities in the following financial services sub-sectors: (i) Asset & Wealth Management; (ii) Banking (traditional banking services, core banking infrastructure and platforms, BAAS, IAAS & SAAS); (iii) Non-Bank Lending (Commercial, Consumer, Mortgage, Auto-Finance, etc.); (iv) Payments; (v) Insurance (Personal and Commercial Lines); and (vi) Other (Data & Analytics, RegTech, Risk Management, etc.). We are not, however, required to complete our initial business combination in the financial services sector and, as a result, we may pursue a business combination outside of that industry. Other factors may include focusing on target companies with an enterprise value of $1 billion or more, although we will not necessarily be limited to pursuing transactions with companies of this size.

If we elect to pursue an investment outside of the financial services industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in our prospectus regarding that industry might not be relevant to an understanding of the business that we elect to acquire.

Notwithstanding the foregoing, past performance of our management team and members of our advisory committee is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or advisors as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

On March 9, 2021, we consummated our initial public offering (“IPO” or “Public Offering”) of 25,875,000 units (the “Units”) which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), and one-fifth of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $258,750,000.

On January 13, 2021, pursuant to an agreement by and between the Company and InterPrivate Acquisition Management III, LLC (the “Sponsor”), our Sponsor purchased 5,750,000 shares of Class B common stock (the “founder shares”) for $25,000. Prior thereto, the company had no assets, tangible or intangible. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO. On March 4, 2021, the Company effected a 1.125 for 1 stock split of its Class B common stock resulting in an aggregate of 6,468,750 founder shares issued and outstanding.

Simultaneously with the closing of the IPO, pursuant to private placement units purchase agreements, the Company completed the private sale of an aggregate of 692,500 private placement units to the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $6,925,000. The private placement units are identical to the Units sold in the IPO, except that the private placement warrants underlying the private placement units (the “private placement warrants”) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants underlying the Units sold in the IPO. The private placement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $258,750,000, comprised of $251,825,000 of the proceeds from the IPO (which amount includes $9,056,250 of the underwriters’ deferred discount) and $6,925,000 of the proceeds of sales of the private placement units, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Class A common stock included in the Units sold in the IPO (“public shares”) properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the public shares if the Company does not complete its initial business combination by March 9, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of the public shares if the Company is unable to complete an initial business combination by March 9, 2023, subject to applicable law.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $9,056,250 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $612,651 in expenses relating to the Public Offering, $1,673,850 of the net proceeds of the Public Offering and private placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021 there was $258,802,828 in investments and cash held in the Trust Account and $1,501,391 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2021, none of the funds had been withdrawn from the Trust Account to fund the Company’s working capital expenses.

On August 18, 2021, we entered into an agreement and plan of merger with our direct and wholly-owned subsidiaries, InterPrivate III Merger Sub Inc. (“Merger Sub”) and InterPrivate III Merger Sub II LLC (“Merger Sub II”), and Aspiration Partners Inc., Inc. (“Aspiration”), relating to a proposed business combination transaction between the Company and Aspiration, which agreement was subsequently amended and restated on December 15, 2021 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Aspiration with Aspiration surviving such merger as a wholly owned subsidiary of InterPrivate III (the “First Merger”) and, immediately following the First Merger and as part of the same overall transaction as the First Merger, the surviving corporation will merge with and into Merger Sub II with Merger Sub II surviving such merger (the “Second Merger”). The transactions contemplated by the Merger Agreement are referred to as the “Business Combination,” and in connection with the consummation of the Business Combination, the Company will be renamed “Aspiration, Inc.” and is referred to herein as “New Aspiration” as of the time following such change of name. The Business Combination has been approved by the boards of directors or managing member, as applicable, of each of the Company, Merger Sub, Merger Sub II and Aspiration.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

For additional information regarding Aspiration, the Merger Agreement and the Business Combination, see the Current Reports on Form 8-K filed by the Company on August 19, 2021 and December 16, 2021 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results Of Operations” of this Annual Report on Form 10-K.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

Our Management Team

Our management team is an accomplished group of executives and investment professionals with extensive and diverse track records of operating and investing in successful companies. We believe our management team brings a compelling set of capabilities that, through their backgrounds and experience, will acquire and enhance value in high-quality target companies. We believe high-quality target companies will significantly benefit from both our management team’s breadth of knowledge and their expertise in operating and growing successful businesses at various stages of maturity.

Mr. Fattouh, our Chairman and Chief Executive Officer, has over 25 years of experience in private equity investing and sourcing and executing complex mergers and acquisitions transactions. Mr. Fattouh is the founder of InterPrivate LLC, an investment firm founded in 2017 that pursues private investment opportunities in partnership with leading family offices and private equity firms. Mr. Fattouh’s blank check company experience includes serving as Chairman and Chief Executive Officer of InterPrivate Acquisition Corp., which closed a business combination with Aeva Inc. in March 2021, and senior advisor to Tuscan Holdings Corp., which closed a business combination with Microvast Inc. in July 2021. Mr. Fattouh is a former member of the private equity group at Investcorp International and of the mergers and acquisitions department of Morgan Stanley & Co. in New York. He has participated in notable transactions involving private and public industry leaders including RJR Nabisco, Mobil Corporation, Ampolex, IBM, Elf Atochem, Tivoli Systems, Eagle Industries, Amerace, Washington Energy, Puget Power, Synergy Gas, KKR, Saks Fifth Avenue, Werner Ladder, Falcon Building Products, LVMH Moet Hennessy Louis Vuitton, Bliss, Eastern Software, Sumo Logic, and Fidelity National Information Systems.

Mr. Kappagoda, our Vice Chairman, has over 30 years of banking, financial services and fintech experience. Mr. Kappagoda’s blank check company experience includes serving as an advisor to InterPrivate Acquisition Corp., and he has also served as an advisor to other InterPrivate-affiliated investment vehicles. Mr. Kappagoda currently serves as Chairman of F1 Payments and InterPayments, an InterPrivate portfolio company, where he has worked closely with Mr. Fattouh. Mr. Kappagoda is also a Director at Linkly (a merger of PCEftpos, EFT Solutions and Premier Technologies), an Advisor to Envestnet and an LP / Advisor at NYCA Partners. His recent fintech experience also includes being an advisor / board member at 11 fintech companies, including Billtrust (NYSE: BTRS), Ondot Systems (acquired by Fiserv), and Earthport (acquired by Visa), amongst others. Mr. Kappagoda’s previous experience includes serving as President of Asia-Pacific at Verifone Systems where he led a 14-country business that spanned China, India, Japan, Korea, South-East Asia, Australia and New Zealand, and Senior Partner and Managing Director at The Boston Consulting Group where he focused exclusively on Banks and Financial Institutions.

Mr. Krenteras, our President, has over 20 years of financial service experience. Mr. Krenteras’ blank check company experience includes serving as an advisor to InterPrivate Acquisition Corp., and he has also served as an advisor to other InterPrivate-affiliated investment vehicles. Mr. Krenteras is a former partner and investment committee member at Pine Brook Partners, which has pursued and completed financial services investments in partnership with InterPrivate. During his time at Pine Brook, Mr. Krenteras focused on financial services investing. Prior to Pine Brook, Mr. Krenteras has held roles in a number of financial services-focused firms including JP Morgan’s LabMorgan, Pedestal Capital and Bank of America. Throughout his career Mr. Krenteras has worked with over 25 portfolio companies in all stages of development from seed through and post-IPO, including Belmont Green Limited, Better Holdco Inc., Clear Blue Financial Holdings, Syndicate Holding Corp., Aurigen Capital Limited, Third Point Reinsurance Ltd., Essent Group Ltd., Green Bancorp, Inc., Global Atlantic, Narragansett Bay Insurance Company, and NBIC Holdings, Inc.

Mr. Fattouh and InterPrivate founded InterPrivate Acquisition Corp. (“IPV I”) (NYSE: IPV), a blank check company formed for substantially similar purposes as our company. IPV I completed its initial public offering in February 2020, in which it sold 21,000,000 units at $10.00 per unit, with each unit comprised of one share of common stock and one-half of one redeemable warrant to purchase one share of common stock, generating gross proceeds of $210,000,000. In November 2020, IPV I announced its proposed business combination with Aeva Inc. (“Aeva”), a provider of comprehensive perception solutions for automated driving applications, for aggregate consideration of approximately $1.8 billion. Aeva is a perception solutions company providing 4D LiDAR on a chip. The IPV I team assisted in raising a total of $320 million in PIPE capital for Aeva in connection with the proposed business combination. IPV I’s business combination transaction with Aeva closed in March 2021.

Additionally, InterPrivate Capital LLC (“InterPrivate Capital”), an affiliate of our Sponsor, served as an advisor to Tuscan Holdings Corp. (“Tuscan I”) (Nasdaq: THCB) in connection with Tuscan I’s business combination transaction with electric vehicle battery maker Microvast Inc. (“Microvast”), which closed in July 2021. Microvast is a leader in next-generation battery technologies for commercial and specialty use electric vehicles. InterPrivate also participated in arranging a bridge and PIPE financing as part of the transaction.

In addition, members of our team have collaborated with co-sponsors, board members and operating partners from top-tier firms, including a former chairman of Blackstone Canada, a former CEO of Nielsen BuzzMetrics, a former CEO of Lucent Technologies, a former CFO of Barracuda Networks, as well as former partners from the Carlyle Group, Warburg Pincus, Norwest, Kleiner Perkins, Midlothian Capital Partners, Boston Consulting Group, Goldman Sachs, Fiduciary Network, and Pine Brook.

Together, we believe our management team possesses exceptional expertise that will enhance our ability to identify and execute our initial business combination and enhance our ability to execute upon various value creation initiatives after successful completion of our initial business combination.

The past performance of our management team or their respective affiliates, including InterPrivate, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. An investment in us is not an investment in any of the companies affiliated with members of our management team. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance.

Our Advisors

Jack Klinck serves as a Senior Advisor. Mr. Klinck is an active angel and seed stage investor in fintech firms. He is also Managing Partner at Hyperplane Venture Capital, a firm focused on emerging B2B technologies such as machine learning, blockchain and IOT. From 2015 to 2016, Mr. Klinck served as CEO of Ouisa/ShareNett, a marketplace for family offices to share investment ideas and co-invest in private companies. From 2006 to 2015, he was Executive Vice President and Head of Global Strategy and New Ventures at State Street Corporation, where he served on that firm’s management committee and founded two business lines: Alternative Investment Solutions and Global Exchange. Before joining State Street, Mr. Klinck was Vice Chairman and President of the Investment Manager Solutions Group at Mellon Financial Corporation and served as CEO of Mellon Europe based in London. Before joining Mellon in 1997, he held various management positions at American Express. Mr. Klinck serves as President of the Spirit of Adventure Council – Boy Scouts of America and Overseer of the Boston Symphony Orchestra. He holds a B.A. from Middlebury College and an M.B.A from the Fuqua School of Business at Duke University.

Alexey Sokolin serves as an Executive Advisor. Mr. Sokolin is a futurist and entrepreneur focused on the next generation of financial services. He is the Global Fintech Co-Head and CMO at ConsenSys, a blockchain software company building the infrastructure, applications, and practices that enable a decentralized world. He focuses on strategy, go-to-market, and product development across decentralized finance, tokenized digital assets, and enterprise blockchain solutions in financial services. Previously, Mr. Sokolin was the Global Director of Fintech Strategy at Autonomous Research, an equity research firm serving institutional investors (acquired by AllianceBernstein), where he covered artificial intelligence, blockchain, neobanks, digital lenders, roboadvisors, paytech, and mixed reality. Before Autonomous, Mr. Sokolin was COO at AdvisorEngine, a digital wealth management technology platform (acquired by Franklin Templeton), and CEO of NestEgg Wealth, a roboadvisor that partnered with financial advisors (acquired by AdvisorEngine). Prior to NestEgg, Mr. Sokolin held roles in investment management and banking at Barclays, Lehman Brothers, and Deutsche Bank. He earned a JD/MBA from Columbia University and a B.A. in Economics and Law from Amherst College.

Business Strategy

We will seek to capitalize on the extensive networks and significant financial services, financial technology, transaction, investment and operating experience of Ahmed Fattouh, our Chairman and Chief Executive Officer, Sunil Kappagoda, our Vice Chairman, Nicholaos Krenteras, our President, and our board of directors to source, evaluate and acquire a financial technology business, although we may pursue a business combination outside that industry.

We have identified the following criteria that we intend to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	Top-flight, complete management team. We will seek to acquire a business that has a strong, experienced management team. We will focus on management teams with a proven track record of success leading high growth companies to sustained profitability and creating value for their stockholders.

●	Participation in large attractive markets with secular tailwinds capable of supporting multiple successful competitors under a variety of macroeconomic environments. We plan to avoid winner-take-all market segments. We will seek to acquire a business in a market segment that has historically been able to support multiple, sizable competitors and is expected to enjoy segment-wide tailwinds that will support excess profitability and growth. While we expect the business we acquire to outperform relative to its competitors, we have a strong preference for businesses facing conducive micro and macro market environments.

●	Strategic and structural advantages relative to traditional market participants. We seek to acquire a business that has created a competitive advantage, relative to its competitors, by utilizing technology to re-engineer its workflow, reduce expenses, enhance its flexibility, accelerate innovation and improve its product offering and client service. Such companies are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers and competitors.

●	High growth, recurring revenue with easily understood drivers of organic growth. We will seek a business that is able to grow rapidly without sacrificing profitability. We will seek a company that can employ technology to operate at a lower cost while providing a higher quality product.

●	Profitability or a clear path to profitability with durable, simple unit economics, strong margins and good public market comparables. We will seek to acquire a business with proven, simple unit economics that are supported by industry experience and that is capable of generating stable, predictable revenue. If the business we acquire is not profitable the only barrier to profitability will be top line revenue growth that we are confident of achieving.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in our prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Competitive Strengths

We believe the reputation and experience of our management team and our ability to leverage InterPrivate’s sourcing, valuation, diligence and execution capabilities will provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. Our competitive strengths include the following:

●	Proprietary Sourcing Channels and Deep Industry Relationships. We believe our management team’s and board’s financial services network in addition to InterPrivate’s network of relationships with independent sponsors, family offices, CEOs, founders, family-owned businesses, private equity and venture capital firms will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate.

●	Strong Financial Services and Technology Expertise. We believe that our management and board possess a rare combination of financial services industry and technology expertise of operating and investing in tech-enabled financial services companies stretching into the 1990’s and the first wave of internet companies. This expertise and experience extend across investment stages and industry sub-sectors, having led companies from seed investment to IPO and post-IPO. We believe this extensive experience building financial services companies will make InterPrivate the preferred partner for growing companies in the industry. InterPrivate’s involvement can have a catalytic effect on a company’s strategy and partnership building efforts.

●	Transaction and Execution Experience. Our team has decades of experience in financial services, private equity investing and in sourcing and executing complex M&A transactions with private and public companies. Our team has a long professional relationship working with one another to develop creative solutions for complex M&A situations. Importantly the team has extensive experience shepherding targets through the SPAC/de-SPAC process.

●	Access to Our Capabilities Post-Initial Business Combination. We believe that potential sellers will be interested in a relationship with InterPrivate and look favorably upon our involvement in a transaction, including as a significant investor after an initial business combination. Potential sellers may also seek to engage with us to focus on value creation and to potentially facilitate access to capital markets for further growth and provide advice on and assist in execution of: (i) corporate strategy; (ii) acquisitions (such as roll-up strategies); and (iii) strategic alliances.

●	Alternative Path to Becoming Public. We believe our structure will make us an attractive business combination partner to prospective target businesses that desire to become publicly listed companies. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to public investors.

●	Strong and Stable Financial Position with Flexibility. With funds in the Trust Account of $258,750,000 after the closing of the Public Offering and the private placement available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us.

Initial Business Combination

In accordance with the NYSE listing rules, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the taxes payable on the interest earned on the Trust Account) at the time of signing the agreement to enter into the initial business combination. We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgement. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent valuation or appraisal firm with respect to satisfaction of such criteria. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, we will obtain an opinion with respect to the satisfaction of such criteria from an independent investment bank or an independent valuation or accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business, in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination.

Other Considerations

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an initial business combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view.

Each of our directors and officers, directly or indirectly, own founder shares and/or private placement units following the Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. In particular, certain of our officers and directors are actively engaged in InterPrivate II Acquisition Corp. (“IPV II”) (NYSE: IPVA) and InterPrivate IV InfraTech Partners Inc. (“IPV IV”) (Nasdaq: IPVI), special purpose acquisition companies that have consummated their respective initial public offerings. IPV II and IPV IV, like us, may pursue initial business combination targets in any business or industry and are expected to have similar windows as us in which they may complete their respective initial business combinations. Any such companies, businesses or investments, including IPV II and IPV IV, may present additional conflicts of interest in pursuing an initial business combination. Additionally, Ahmed Fattouh, our Chairman and Chief Executive Officer, and Brandon Bentley, our General Counsel, are members of InterPrivate LLC, which is the managing member of InterPrivate Capital LLC, which in turn is the sole managing member of our Sponsor. However, we do not believe that any such potential conflicts would materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Financial Position

With funds available for a business combination initially in the amount of $249,693,750 (assuming no redemptions), after payment of $9,056,250 of fees payable to Morgan Stanley and EarlyBirdCapital pursuant to the business combination marketing agreement, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our initial stockholders, directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, officers, directors and/or their respective affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our Sponsor, officers, directors, advisors or any of their respective affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their respective affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, the private placement shares purchased by the Sponsor and the representative shares, we would need 9,256,876, or 35.8% (assuming all outstanding shares are voted), of the 25,875,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of the Public Offering.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of the Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period from the closing of the Public Offering or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period or during any Extension Period.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our initial business combination within 24 months from the closing of the Public Offering or during any Extension Period. However, if our initial stockholders or management team acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our initial stockholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $750,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Public Offering and the sale of the private placement units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the Public Offering and our independent registered public accounting firm have not executed agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $750,000 from the proceeds of the Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 24 months from the closing of the Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within 24 months from the closing of the Public Offering, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four executive officers: Ahmed Fattouh, Nicholaos Krenteras, Brandon Bentley and Minesh Patel. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our Units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our Public Offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

RISKS RELATING TO OUR SEARCH FOR, AND CONSUMMATION OF OR INABILITY TO
CONSUMMATE, A BUSINESS COMBINATION

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding common stock immediately following the completion of the Public Offering. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares, the private placement shares purchased by the Sponsor and the representative shares. As a result, in addition to our initial stockholders’ founder shares, the private placement shares purchased by the Sponsor and the representative shares, we would need 9,256,876, or 35.8% (assuming all outstanding shares are voted), of the 25,875,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The requirement that we complete our initial business combination within 24 months after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of the Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of the Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their respective affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our initial stockholders, directors, executive officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included.

In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of the Public Offering and the sale of the private placement units and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the Public Offering not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Public Offering, only $750,000 will be available to us initially outside the Trust Account to fund our working capital requirements. We believe that, upon the closing of the Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 24 months following such closing; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their respective affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per public share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the Public Offering as well as our registered independent public accounting firm have not executed agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement filed as an exhibit to the Registration Statement on Form S-1, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition, or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering; and (iii) absent an initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not completed an initial business combination within 24 months from the closing of the Public Offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not completed an initial business combination within 24 months from the closing of the Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our liquidation unless we complete our initial business combination or amend certain material provisions of our amended and restated certificate of incorporation prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have attributes consistent with our general criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Public Offering, there will be 354,125,000 and 13,531,250 authorized but unissued shares of Class A common stock and Class B common stock, respectively, and 1,000,000 shares of preferred stock available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after the Public Offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the Public Offering;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (excluding the private placement shares underlying the private placement units and after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 13, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 founder shares. On February 4, 2021 our Sponsor transferred 30,000 founder shares to each of Gordy Holterman, Rich McGinn, John McCoy and an estate planning vehicle managed by Howard Newman, resulting in our Sponsor holding 5,630,000 founder shares. On March 4, 2021, we effected a 1:1.125 stock split of our Class B common stock, resulting in our Sponsor holding an aggregate of 6,348,750 founder shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,875,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. The underwriters exercised the over-allotment in full simultaneously with the closing of the Public Offering, thus no shares were forfeited. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and EarlyBirdCapital have purchased an aggregate of 692,500 private placement units, for an aggregate purchase price of $6,925,000, or $10.00 per unit, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Public Offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Public Offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering and the private placement of units provided us with $249,693,750 that we may use to complete our initial business combination and pay related fees and expenses (after taking into account the $9,056,250 of fees payable to Morgan Stanley and EarlyBirdCapital pursuant to the business combination marketing agreement).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 20% of our common stock upon the closing of the Public Offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the sale of the private placement units. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had cash of $1,501,391 and working capital of approximately $277,348. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital through the Public Offering are discussed in the section of our prospectus entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to complete an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in the prospectus do not include any adjustments that might result from our inability to continue as a going concern.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon closing of the Public Offering, our initial stockholders own 20% of our issued and outstanding shares of common stock (excluding the private placement shares underlying the private placement units). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in our prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the initial business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our initial business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may face risks related to businesses in the financial services industry or businesses providing technology services to the financial industry.

Business combinations with businesses in the financial services industry or businesses providing technology services to the financial industry may involve special considerations and risks. If we complete our initial business combination with businesses in the financial services industry or businesses providing technology services to the financial industry, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	If the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such products or services fail or are compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

●	If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;

●	Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;

●	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

●	Difficulties with any products or services we provide could damage our reputation and business;

●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business; and

●	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses in the financial services industry or businesses providing technology services to the financial industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

RISKS RELATING TO THE POST-BUSINESS COMBINATION COMPANY

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

RISKS RELATING TO ACQUIRING AND OPERATING A BUSINESS IN FOREIGN COUNTRIES

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	natural disasters and widespread health emergencies;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

RISKS RELATING TO OUR MANAGEMENT TEAM

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation or governmental investigations unrelated to our business affairs could materially impact our ability to complete an initial business combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in past have been, and may in the future be, involved in civil disputes and litigation and governmental investigations relating to their business affairs unrelated to our company. Any claims or investigations involving members of our management and companies with which they are affiliated may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and non-independent directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. In particular, certain of our officers and directors are actively engaged in IPV II and IPV IV), special purpose acquisition companies. IPV II and IPV IV, like us, may pursue initial business combination targets in any business or industry and are expected to have similar windows as us in which they may complete their respective initial business combinations. Any such companies, businesses or ventures, including IPV II and IPV IV, may present additional conflicts of interest in pursuing an initial business combination. Additionally, Ahmed Fattouh, our Chairman and Chief Executive Officer, and Brandon Bentley, our General Counsel, are members of InterPrivate LLC, which is the managing member of InterPrivate Capital LLC, which in turn is the sole managing member of our Sponsor. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Certain agreements related to the Public Offering may be amended without stockholder approval.

Each of the agreements related to the Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement units purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement units and other securities held by our initial stockholders, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

RISKS RELATING TO OUR SECURITIES

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of the Public Offering, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 24 months from the closing of the Public Offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the Public Offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A common stock and warrants are currently listed on the NYSE. Although we meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $150 million, the aggregate market value of our publicly-held shares would be required to be at least $40 million and we would be required to have a minimum of 400 round lot holders and 1,100,000 publicly held shares.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and warrants are listed on the NYSE, our Units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The determination of the offering price of our Units, the size of the Public Offering and terms of the Units was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our Units properly reflects the value of such Units than you would have in a typical offering of an operating company.

Prior to the Public Offering there has been no public market for any of our securities. The public offering price of the Units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Public Offering, management held customary organizational meetings with the representative of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Public Offering, prices and terms of the Units, including the Class A common stock and warrants underlying the Units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	a review of debt to equity ratios in leveraged transactions;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of the Public Offering; and

●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering size, price and terms of the Units was more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of the public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 5,175,000 shares of Class A common stock as part of the Units offered in the Public Offering and, simultaneously with the closing of the Public Offering, we issued in a private placement an aggregate of 692,500 private placement units, which have underlying warrants, each exercisable to purchase one share of Class A common stock, at $11.50 per share. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 150,000 private placement units, at the price of $10.00 per unit. To the extent we issue common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete our initial business combination. Therefore, our warrants may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business.

Because each Unit contains one-fifth of one warrant and only a whole warrant may be exercised, the Units may be worth less than units of other special purpose acquisition companies.

Each Unit contains one-fifth of one warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the Units, and only whole Units trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

The grant of registration rights to our initial stockholders and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement, our initial stockholders, the holders of our private placement units, the holders of warrants that may be issued upon conversion of working capital loans and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, the private placement units and the Class A common stock issuable upon exercise of the private placement warrants or the Class A common stock issuable upon conversion of warrants that may be issued upon conversion of working capital loans and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A common stock included in the Units.

We registered the shares of Class A common stock issuable upon exercise of the warrants in the Registration Statement on Form S-1 because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of the Public Offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; and (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. If you exercise your public warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the Public Offering and certain proceeds from the sale of the private placement units, in the amount of $258,750,000, are held in an interest-bearing trust account. The proceeds held in the Trust Account may only be invested in direct U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds which invest only in direct U.S. government treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the Trust Account is reduced below $258,750,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

GENERAL RISK FACTORS

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results, and we did not commence operations until obtaining funding through the Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team or the other companies referred to in this Annual Report is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward. An investment in us is not an investment in any of the companies associated with our management team.

Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management concluded that we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses in our internal control over financial reporting, the change in accounting for the public shares, the accrual of NYSE expenses and other matters raised or that may in the future be raised by the SEC, we potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions.

If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently sub-lease executive offices at 1350 Avenue of the Americas, 2nd Floor New York, NY 10019 from our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units, Class A common stock and warrants are listed on NYSE under the symbols “IPVF.U,” “IPVF” and “IPVF WS”, respectively.

(b) Holders

As of December 31, 2021, there were three holders of record of our Units, two holders of record of our Class A common stock, five holders of record of our Class B common stock and one holder of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

(c) Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not required for smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the founder shares, private placement units and the representative shares to our Sponsor and the underwriters as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On March 4, 2021, our registration statement on Form S-l (File No. 333-253189) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 25,875,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $258,750,000, with each unit consisting of one share of Class A common stock and one-fifth of one redeemable warrant. Each warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. Morgan Stanley and EarlyBirdCapital acted the underwriters (the “Underwriters”). Our Public Offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on March 9, 2021.

Net proceeds of $258,750,000 from the Public Offering and the sale of the private placement units are held in the Trust Account as of December 31, 2021. We paid $5,175,000 in underwriting fees and incurred offering costs of approximately $612,651 related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our shares of common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated March 9, 2021, which was filed with the SEC.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we”, “us”, “our” or the “Company” are to InterPrivate III Financial Partners Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K..

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 10, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the sale of the private placement units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Business Combination

Merger Agreement

On August 18, 2021, we entered into an agreement and plan of merger with Merger Sub, Merger Sub II and Aspiration, which was subsequently amended and restated on December 15, 2021 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Aspiration with Aspiration surviving such merger as a wholly owned subsidiary of the Company and, immediately following and as part of the same overall transaction, the surviving corporation will merge with and into Merger Sub II (the “Second Merger”) with Merger Sub II surviving such merger. The transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” In addition, in connection with the consummation of the Business Combination, we will be renamed “Aspiration, Inc.” The combined company following the consummation of the Business Combination is referred to herein as “New Aspiration.”

Under the Merger Agreement, we agreed to acquire all of the outstanding equity interests of Aspiration for $1,750,000,000 in aggregate consideration (as increased for any Equity Financing Proceeds (as defined in the Merger Agreement) in the form of shares of Class A common stock, par value $0.0001 per share, of New Aspiration (“New Aspiration Class A common stock”) (valued for this purpose at $10.00 per share), of which (i) $200,000,000 (represented by 20,000,000 shares of our Class A common stock) will be initially issued into escrow in connection with the issuance of an aggregate of 20,000,000 shares of our Class A common stock pursuant to the subscription agreements, each dated as of August 18, 2021, between us and certain institutional investors (the “Base PIPE Investors”) immediately before the closing of the Business Combination (the “Closing”), at a purchase price of $10.00 per share (such transaction, the “Base PIPE Investment”) and (ii) up to $77,828,400 (represented by up to 7,782,840 shares of our Class A common stock) will be initially issued into escrow for the benefit of holders (the “Conversion Stockholders”) of shares of Aspiration capital stock issued upon conversion of Aspiration’s Convertible Notes (as defined in the Merger Agreement). Up to 27,782,840 shares of our Class A common stock issued into escrow at the effective time of the First Merger (the “First Effective Time”) will be released to New Aspiration to the extent New Aspiration is obligated to issue Additional Shares (as defined below) to the Base PIPE Investors and the former Conversion Stockholders, as applicable, and otherwise, to the prior holders of common stock, par value $0.000003 per share, of Aspiration (“Aspiration common stock”) (other than, for the avoidance of doubt, the prior holders of Series X preferred stock, par value 0.000003 per share, of Aspiration (the “Aspiration Series X preferred stock”), and the Conversion Stockholders) as of immediately prior to the First Effective Time. In addition, at the First Effective Time, each share of Aspiration Series X preferred stock will convert into a share of Series X preferred stock, par value $0.0001 per share, of New Aspiration (“New Aspiration Series X preferred stock”).

Each holder of Aspiration capital stock outstanding immediately prior to the Closing (excluding any shares of Series C-4 preferred stock, par value $0.000003 per share, of Aspiration (the “Aspiration Series C-4 preferred stock”), Aspiration Series X preferred stock and Aspiration common stock issuable upon the conversion of the Convertible Notes to the Conversion Stockholders (“Conversion Stock”)) and each holder of a vested Aspiration option (as defined below), in each case, as of immediately prior to the First Effective Time (collectively, the “Earn Out Participants”) will also receive a contingent right to receive a pro rata portion of up to 100,000,000 shares of New Aspiration Class A common stock (the “Earn Out Shares”). The Merger Agreement contemplates that the Earn Out Participants, following the Closing and for a period of five years thereafter (the “Earn Out Period”), will be eligible to receive a one-time issuance of Earn Out Shares, which shall be issued to the Earn Out Participants in five equal tranches of 20,000,000 shares of New Aspiration Class A common stock (x) when the price of New Aspiration Class A common stock equals or exceeds (i) $12.50 per share prior to the 18-month anniversary of the date on which the Closing occurs (the “Closing Date”), (ii) $15.00 per share prior to the 36-month anniversary of the Closing Date, (iii) $17.50 per share prior to the 36-month anniversary of the Closing Date, (iv) $20.00 per share prior to the 48-month anniversary of the Closing Date and (v) $25.00 per share prior to the 60-month anniversary of the Closing Date, in each case, measured as the volume-weighted average closing sale price over any 20 trading days within any 30 consecutive trading day period prior to the end of the relevant time period applicable to each such earn out tranche or (y) when New Aspiration consummates a change of control transaction that entitles its stockholders to receive a per share consideration of at least $12.50, $15.00, $17.50, $20.00 and $25.00, as applicable. Any unearned portion of the Earn Out Shares not earned prior to the fifth anniversary of the Closing Date will be forfeited.

Pursuant to the Merger Agreement, at the First Effective Time, the stock consideration to be issued to the then current holders of Aspiration capital stock (other than Aspiration Series X preferred stock) will be in the form of New Aspiration Class A common stock, and the stock consideration to be issued to the then current holders of Aspiration Series X preferred stock will be in the form of New Aspiration Series X preferred stock. Additionally, each option to purchase shares of Aspiration common stock (an “Aspiration option”) that is outstanding and unexercised, whether or not then vested or exercisable, will be assumed by New Aspiration and converted into an option to acquire shares of New Aspiration Class A common stock with the same terms and conditions as applied to the Aspiration option immediately prior to the First Effective Time; provided that the number of shares underlying such New Aspiration option will be determined by multiplying the number of shares of Aspiration common stock subject to such option immediately prior to the First Effective Time by the ratio determined by dividing the per share merger consideration value by $10.00 (the quotient being the “option exchange ratio”), which product shall be rounded down to the nearest whole number of shares, and the per share exercise price of such New Aspiration option will be determined by dividing the per share exercise price immediately prior to the First Effective Time by the option exchange ratio, which quotient shall be rounded up to the nearest whole cent.

Pursuant to the Merger Agreement, (i) immediately prior to the First Effective Time, each warrant to purchase shares of Aspiration common stock that is issued and outstanding prior to the First Effective Time will be either (A) converted into shares of New Aspiration Class A common stock and in connection therewith such underlying warrant to purchase shares of Aspiration common stock will be treated as if it was exercised or terminated prior to the First Effective Time in accordance with its terms or (B) assumed by New Aspiration and converted into a warrant to purchase shares of New Aspiration Class A common stock and (ii) prior to the First Effective Time, each Convertible Note will be converted into Aspiration capital stock, paid off in accordance with the terms thereof or remain outstanding and be assumed as indebtedness of New Aspiration without the right to convert into capital stock of New Aspiration. Effective upon the occurrence of the Second Merger and to the extent not otherwise paid off at the Closing, New Aspiration will assume any outstanding indebtedness of Aspiration (including with respect to the Convertible Notes that remain outstanding) and New Aspiration will be the obligor on such indebtedness.

The parties to the Merger Agreement have made customary representations and warranties and have agreed to certain customary covenants for a transaction of this type. The Closing is subject to certain conditions, including but not limited to the adoption by our stockholders and Aspiration’s stockholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including if the Business Combination has not occurred by May 18, 2022 (as may be extended to July 19, 2022 if the registration statement with respect to the approval of the Business Combination by our stockholders has not become effective under the Securities Act by April 18, 2022).

Subscription Agreements

In connection with the Business Combination, we entered into subscription agreements with the Base PIPE Investors (the “Base Subscription Agreements”), pursuant to which, among other things, we agreed to issue and sell, immediately prior to the Closing, an aggregate of 20,000,000 shares of our Class A common stock (the “PIPE Committed Shares”) at a purchase price of $10.00 per share for an aggregate consideration of $200,000,000, and we entered into subscription agreements (the “Subsequent Subscription Agreements”) with certain other investors (the “Subsequent PIPE Investors” and, together with the Base PIPE Investors, the “PIPE Investors”), pursuant to which, among other things, we agreed to issue and sell, immediately prior to the Closing, an aggregate of 1,363,636 shares of our Class A common stock at a purchase price of $11.00 per share for an aggregate consideration of $15,000,000. We refer to the Base Subscription Agreements and the Subsequent Subscription Agreements collectively as the “Subscription Agreements.”

Pursuant to the terms of the Base Subscription Agreements and the Conversion Stockholder Side Letters (as defined below), if during the last 10 trading days of the 60-day period following the effectiveness of the re-sale registration statement that New Aspiration has agreed to file with the SEC pursuant to the Subscription Agreements (the “Adjustment Period”), the volume weighted average price of one share of New Aspiration Class A common stock (as reported on the New York Stock Exchange) (the “Adjustment Period VWAP”) is less than $10.00 per share, each Base PIPE Investor and former Conversion Stockholder, as applicable, will be entitled to receive from New Aspiration, for no additional consideration, a number of additional shares of New Aspiration Class A common stock (the “Additional Shares”) equal to the product of (x) (i) with respect to each Base PIPE Investor, the number of PIPE Committed Shares issued to such Base PIPE Investor at the Closing that such Base PIPE Investor holds through the last day of the Adjustment Period or (ii) with respect to the former Conversion Stockholders, the number of shares of Aspiration capital stock issued upon conversion of such former Conversion Stockholder’s Convertible Notes (“Conversion Stock”) and any Convertible Notes which such former Conversion Stockholder continues to hold through the last day of the Adjustment Period, in each case, multiplied by (y) a fraction, (A) the numerator of which is $10.00 minus the Adjustment Period VWAP and (B) the denominator of which is the Adjustment Period VWAP; provided that, with respect to the Base PIPE Investors, in no event shall the number of Additional Shares exceed the lesser of (i) the number of PIPE Committed Shares and (ii) such Base PIPE Investor’s pro rata portion of 20,000,000 shares of New Aspiration Class A common stock; provided further that, with respect to the former Conversion Stockholders, in no event shall the number of Additional Shares issuable in respect of Conversion Stock exceed 7,782,840 shares of New Aspiration Class A common stock. If the Additional Shares are issued to the Base PIPE Investors and the former Conversion Stockholders, as applicable, there will be a corresponding adjustment to the portion of the aggregate consideration held in escrow to be released to the prior holders of Aspiration common stock (other than, for the avoidance of doubt, the prior holders of Aspiration Series X preferred stock and the Conversion Stockholders) as of immediately prior to the First Effective Time such that the number of issued and outstanding shares of New Aspiration Class A common stock will not change.

Conversion Stockholder Side Letters

On December 15, 2021, we and each of the Conversion Stockholders entered into amendments to certain side letter agreements (the “Conversion Stockholder Side Letters”), pursuant to which, among other things, in the event that the Adjustment Period VWAP is less than $10.00 per share of New Aspiration Class A common stock, each former Conversion Stockholder will be entitled to receive from New Aspiration, for no additional consideration, a number of shares of New Aspiration Class A common stock equal to the product of (x) the number of shares of New Aspiration Class A common stock issued to such Conversion Stockholder at the Closing pursuant to the terms of the Merger Agreement (the “Conversion Stockholder Committed Shares”) that such former Conversion Stockholder holds through the Adjustment Period (as defined below), multiplied by (y) a fraction, (A) the numerator of which is $10.00 minus the Adjustment Period VWAP, and (B) the denominator of which is the Adjustment Period VWAP (such additional shares, the “Conversion Stockholder Additional Shares”); provided that in no event shall the number of Conversion Stockholder Additional Shares exceed the product of 1.00 multiplied by the number of Conversion Stockholder Committed Shares of which such former Conversion Stockholder continues to be the record and beneficial owner through the Adjustment Period or 7,782,840 shares of New Aspiration Class A common stock in the aggregate.

Pursuant to the Conversion Stockholder Side Letters, in the event that the former Conversion Stockholders are issued Conversion Stockholder Additional Shares, each former Conversion Stockholder will have the same registration rights with respect to the Conversion Stockholder Additional Shares as the PIPE Investors have with respect to the resale of the Additional Shares. If a former Conversion Stockholder, in good faith and on the advice of its counsel, determines that it is an “affiliate” (as defined in Rule 144 under the Securities Act) of either us or New Aspiration either at the Closing or at the time the transactions contemplated by the Merger Agreement are submitted for a vote or consent, such former Conversion Stockholder will have the same registration rights with respect to the Conversion Stockholder Committed Shares as the PIPE Investors have with respect to the PIPE Committed Shares (as described above).

Furthermore, we and the PIPE Investors may not amend an existing Subscription Agreement or enter into Subsequent Subscription Agreements which provide for materially different rights, benefits and obligations with respect to the PIPE Investor party thereto without first amending the Conversion Stockholder Side Letters to ensure that the rights, benefits and obligations of the former Conversion Stockholders are consistent with those of the PIPE Investors.

A Base PIPE Investor or former Conversion Stockholder will automatically forfeit any right to receive any Additional Shares if (i) at any time from the Closing through the Adjustment Period, such Base PIPE Investor or former Conversion Stockholder is not the record and beneficial owner of the PIPE Committed Shares or Conversion Stockholder Committed Shares, as applicable, or such Base PIPE Investor or former Conversion Stockholder otherwise transfers its PIPE Committed Shares or Conversion Stockholder Committed Shares, as applicable, from New Aspiration’s transfer agent’s custody to a brokerage or other account not controlled by New Aspiration’s transfer agent on behalf of such Base PIPE Investor or former Conversion Stockholder or (ii) at any time prior to the last day of the Adjustment Period, such Base PIPE Investor or former Conversion Stockholder or any person acting on its behalf or pursuant to any understanding with such Base PIPE Investor or former Conversion Stockholder, as applicable, directly or indirectly, engages in a Hedging Transaction (as defined in the Merger Agreement).

Aspiration Support Agreement

In connection with and following the execution of the Merger Agreement, we will enter into support agreements with certain Aspiration stockholders (the “Aspiration Support Agreements”), pursuant to which such Aspiration stockholders will agree, among other things, to vote in favor of the adoption and approval of the Business Combination and any of the documents and transactions contemplated by the Merger Agreement. Additionally, such Aspiration stockholders agreed to not transfer any securities of Aspiration held by such stockholder from the date of execution of the Aspiration Support Agreement until the earlier of the Effective Time and the termination of the Merger Agreement in accordance with its terms, subject to certain exceptions and to not solicit any Company Business Combination (as defined in the Merger Agreement), in each case, subject to the terms and conditions of the Aspiration Support Agreements.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Sponsor entered into a support agreement (the “Sponsor Support Agreement”) with us and Aspiration, pursuant to which the Sponsor agreed, among other things, to vote to adopt and approve the Merger Agreement and all other documents and transactions contemplated thereby, to vote against any Business Combination proposal other than the Business Combination or other proposals that would impede or frustrate the Business Combination, to comply with the Merger Agreement’s prohibition on soliciting any alternative Business Combination transaction and to not transfer the equity interests in us that it owns, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

Amended and Restated Registration Rights Agreement

At the Closing, New Aspiration, the Sponsor and certain stockholders of New Aspiration will enter into an Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the parties thereto will be granted certain customary registration rights with respect to shares of common stock of New Aspiration.

Stockholders’ Agreement

At the Closing, New Aspiration, Andrei Cherny, Joseph Sanberg and certain of their respective controlled affiliates will enter into a Stockholders’ Agreement (the “Stockholders’ Agreement”) to provide for certain governance rights and address certain governance matters relating to New Aspiration. The Stockholders’ Agreement will provide each of Mr. Cherny and Mr. Sanberg the right to nominate one individual to the New Aspiration board of directors, subject to certain qualifications, requirements and exceptions as set forth therein.

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

Series X Preferred Stock Purchase Agreement

Concurrently with the execution of the Merger Agreement, we and Aspiration entered into a Series X Preferred Stock Purchase Agreement (the “Purchase Agreement”) with OCM Aspiration Holdings, LLC (“Oaktree”). Pursuant to the Purchase Agreement, Aspiration has agreed to issue and sell to Oaktree an aggregate of 27,777,777 shares of a newly designated series of preferred stock designated as Series X Preferred Stock of Aspiration, par value $0.000003 per share (the “Aspiration Series X Preferred Stock”), for an aggregate purchase price of $250,000,000, which is net of the original issue discount of 10% (the “Series X Financing”), with shares of Aspiration Series X Preferred Stock having the powers, designations, preferences and other rights set forth in the Aspiration Certificate of Designations (as defined below). The closing of the issuance and sale of Aspiration Series X Preferred Stock occurred concurrently with the execution of the Merger Agreement. The Purchase Agreement also provides that New Aspiration will grant Oaktree registration rights pursuant to the Registration Rights Agreement (as defined below).

Certificate of Designations

The shares of New Aspiration Series X Preferred Stock to be issued in exchange for shares of Aspiration Series X Preferred Stock pursuant to the Merger Agreement, upon their issuance, will have the powers, designations, preferences, and other rights as set forth in a Certificate of Designations of the New Aspiration Series X Preferred Stock that we will file with the Secretary of State of the State of Delaware on or prior to the Closing Date (the “New Aspiration Certificate of Designations”). The New Aspiration Series X Preferred Stock will have, mutatis mutandis, substantially similar powers, designations, preferences, and other rights as set forth in the Certificate of Designations of the Aspiration Series X Preferred Stock that was filed with the Secretary of State of the State of Delaware upon the consummation of the transactions contemplated by the Purchase Agreement (the “Aspiration Certificate of Designations”).

Voting and Consent Rights

The New Aspiration Series X Preferred Stock will not have any voting rights or rights to convert such preferred shares into shares of New Aspiration Class A common stock. Holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock will be entitled to elect (i) one director to the board of directors of New Aspiration after the ninth anniversary of the Closing Date and upon a Medium Event (as defined below) and (ii) two directors to the board of directors of New Aspiration upon a Major Event (as defined below). New Aspiration will need to obtain the prior written consent of holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock for, among other things: (i) effecting any change of control, liquidation event or merger or consolidation of New Aspiration unless the entirety of the applicable Series X Redemption Price (as defined below) is paid with respect to all then issued and outstanding shares of Series X Preferred Stock, (ii) amending Aspiration’s organizational documents to the extent such amendment has an adverse effect on the holders of Series X Preferred Stock, (iii) increasing or decreasing the number of authorized shares of New Aspiration Series X Preferred Stock, (iv) creating any class or series of New Aspiration capital stock that is pari passu or senior to the New Aspiration Series X Preferred Stock, (v) incurring indebtedness, except for indebtedness incurred under Aspiration’s existing secured debt facilities, debt incurred that allows New Aspiration to satisfy a total net leverage ratio of 3.0x and debt incurred for the redemption of the New Aspiration Series X Preferred Stock (subject to limited exceptions), (vi) declaring, paying or making certain dividends and undertaking certain stock repurchases (subject to limited exceptions) and (vii) certain other specified actions.

Dividends

The dividend rate with respect to the New Aspiration Series X Preferred Stock will be either 8.0% per year in cash or, if not paid in cash, will be paid “in-kind” by accruing at a rate of 8.0%, 11.0% or 12.0% per year for any dividend period ending on or prior to the second anniversary of the Closing Date, between the second and third anniversaries of the Closing Date or between the third and fourth anniversaries of the Closing Date, respectively. New Aspiration may elect either form of dividend payment until the fourth anniversary of the Closing Date, and dividends must be paid in cash thereafter.

Each of the dividend rates set forth above will increase by (i) 5.0% per annum (a) if New Aspiration fails to pay any dividend that is required to be paid in cash if surplus cash is available, (b) if New Aspiration defaults on payment with respect to a Liquidation (as defined below) or redemption, (c) if New Aspiration is in material breach of certain covenants under the New Aspiration Certificate of Designations, subject to certain cure periods, (d) if New Aspiration experiences a bankruptcy or insolvency event, whether voluntary or involuntary, (e) if New Aspiration fails to deliver New Aspiration Class A common stock to a holder of New Aspiration Series X Preferred Stock upon the valid exercise of the Warrant (the foregoing clauses (a) through (e), a “Major Event”), (f) if New Aspiration fails to pay any dividend that is required to be paid in cash if surplus cash is unavailable, (g) if New Aspiration is in material breach of certain other covenants under the New Aspiration Certificate of Designations, subject to certain cure periods, (h) if New Aspiration defaults on outstanding indebtedness or if outstanding indebtedness is accelerated, in each case, in excess of $50,000,000 or (i) if New Aspiration fails to pay an applicable final judgment in excess of $25,000,000 (the foregoing clauses (f) through (i), a “Medium Event,” and together with a Major Event, an “Event of Noncompliance”), or (ii) 3.0% per annum if New Aspiration is in material breach of certain other covenants under the New Aspiration Certificate of Designations that is not a Major Event or Medium Event, subject to certain cure periods (the dividend rate as increased in each of the foregoing cases, the “Noncompliance Incremental Rate”). In addition, if we do not have at least $200,000,000 of cash at the Closing (excluding proceeds from the issuance of New Aspiration Series X Preferred Stock), the dividend rates set forth above will increase by 5.0% per annum (exclusive of any Noncompliance Incremental Rate then in effect) and will remain in effect until, after the Closing Date, New Aspiration has $200,000,000 of cash (the dividend rate as increased by this sentence, the “de-SPAC Incremental Rate”). New Aspiration may elect to pay both the Noncompliance Incremental Rate and the de-SPAC Incremental Rate in cash or “in-kind.”

Springing Rights

Upon the occurrence of a Major Event that has continued for 90 days (and upon the occurrence of certain Major Events, and in certain circumstances, 180 days) or upon the occurrence of a Medium Event that has continued for 180 days, subject to certain time extensions, for so long as such Event of Noncompliance is continuing (the period following termination of the foregoing cure periods, the “Liquidity Period”), the holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock shall have the right to cause New Aspiration to pursue an issuance of securities, a Liquidation (as defined below), merger, sale of assets or similar transaction or series of transactions, a leveraged recapitalization or any other transaction or series of transactions (each, a “Liquidity Transaction”) generating sufficient proceeds available for distribution to holders of New Aspiration Series X Preferred Stock to pay the entirety of the Series X Redemption Price (as defined below). During the Liquidity Period, New Aspiration shall direct an independent financial advisor, approved by the holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock then outstanding, to establish procedures to effect a Liquidity Transaction in an orderly manner with the objective of achieving the highest available value for New Aspiration within a reasonable period of time and the payment of the entire Series X Redemption Price payable in respect of all outstanding shares of New Aspiration Series X Preferred Stock. However, if a Liquidity Period has commenced and the Event of Noncompliance is cured, New Aspiration may discontinue and will not be required to pursue a Liquidity Transaction.

Immediately following the commencement of a Liquidity Transaction, holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock may take control of and direct the process of a Liquidity Transaction and cause New Aspiration to consummate, subject to any requisite stockholder approvals, any Liquidity Transaction in order to redeem the New Aspiration Series X Preferred Stock at the Series X Redemption Price.

Furthermore, during a Liquidity Period, unless New Aspiration is able to redeem outstanding New Aspiration Series X Preferred Stock at the then applicable Series X Redemption Price as a result, New Aspiration will need to obtain the prior written consent of holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock to acquire any business, incur any indebtedness, repurchase capital stock or make distributions (subject to certain exceptions) or fail to redeem outstanding New Aspiration Series X Preferred Stock with surplus cash (subject to applicable law and the terms of any indebtedness of New Aspiration).

Ranking and Liquidation Preference

The New Aspiration Series X Preferred Stock will rank senior to New Aspiration’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of New Aspiration (a “Liquidation”). Upon a Liquidation, each share of New Aspiration Series X Preferred Stock would be entitled to the applicable Series X Redemption Price. The liquidation preference of the New Aspiration Series X Preferred Stock will be equal to $10 per share (the “Series X Liquidation Preference”).

Redemption Rights and Series X Redemption Price

New Aspiration will have the right to redeem all or any portion of the New Aspiration Series X Preferred Stock at any time by paying the applicable Series X Redemption Price; provided, however, that no optional redemption will be permitted that would result in less than 33% of the shares of New Aspiration Series X Preferred Stock that are issued on the Closing Date to remain outstanding following such redemption unless all remaining shares of New Aspiration Series X Preferred Stock are redeemed.

Each holder of New Aspiration Series X Preferred Stock will have the option to require New Aspiration to redeem any portion of the New Aspiration Series X Preferred Stock at the Series X Redemption Price: (i) at any time after the ninth anniversary of the Closing Date or (ii) upon the occurrence of a Major Event (following the expiration of the applicable cure period) at the election of the holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock. New Aspiration will be required to redeem all of the outstanding shares of New Aspiration Series X Preferred Stock at the Series X Redemption Price automatically upon the occurrence of a change of control, a Liquidation or an insolvency event.

The following table sets forth the “Series X Redemption Price”:

Timing of Redemption	Series X Redemption Price
Until 30 months after the Closing Date (the “First Optional Call Date”)	Make-Whole Amount (as defined below)
From the First Optional Call Date until the first anniversary of the First Optional Call Date	106% of the sum of the Series X Liquidation Preference and accrued but unpaid dividends
From the first anniversary of the First Optional Call Date until 66 months following the First Optional Call Date	103% of the sum of the Series X Liquidation Preference and accrued but unpaid dividends
From and after the date 66 months after the First Optional Call Date	100% of the sum of the Series X Liquidation Preference and accrued but unpaid dividends

The “Make-Whole Amount” with respect to any redemption of any share of New Aspiration Series X Preferred Stock prior to the First Optional Call Date is defined in the New Aspiration Certificate of Designations as an amount equal to the sum of (A) the remaining dividends that would accrue on such shares being redeemed from the day immediately following the redemption date to the First Optional Call Date at 8.0% as may be increased by the de-SPAC Incremental Rate or the Noncompliance Incremental Rate, if applicable, plus (B) the Series X Liquidation Preference of such shares being redeemed plus (C) the then current amount of accrued in-kind dividends on such shares being redeemed, assuming that, for purposes of calculating the foregoing, the shares of New Aspiration Series X Preferred Stock being redeemed were to remain outstanding through the First Optional Call Date.

Series X Minimum Cash Balance

Pursuant to the New Aspiration Certificate of Designations, New Aspiration will also be required to maintain a minimum cash balance of $50,000,000 at all times so long as the New Aspiration Series X Preferred Stock remains outstanding. However, if Aspiration and its subsidiaries have less than $10,000,000 in outstanding indebtedness, the required minimum cash balance is reduced to $30,000,000.

Investor Rights Agreement

We entered into an Investor Rights Agreement with Oaktree to be effective upon the Closing Date (the “New Aspiration Investor Rights Agreement”) on substantially similar terms and conditions (while taking into account the consummation of the Business Combination), as those contained in the Investor Rights Agreement (as defined below) set forth below, such that New Aspiration, upon the Closing, shall be subject to the New Aspiration Investor Right Agreement.

As a condition to the closing of the Purchase Agreement, Aspiration and Oaktree entered into an Investor Rights Agreement (the “Investor Rights Agreement”) pursuant to which, among other things, Aspiration granted Oaktree certain customary registration rights with respect to the shares of Aspiration common stock underlying the Warrant and certain other securities that may be issued to Oaktree in respect of the Warrant.

In addition, pursuant to the Investor Rights Agreement, for so long as shares of the Aspiration Series X Preferred Stock issued on the Series X Closing Date remain outstanding, Oaktree will have (i) a participation right, subject to certain exceptions, pursuant to which Oaktree may maintain its ownership percentage of Aspiration common stock in connection with future offerings or sales of Aspiration equity securities and (ii) a right of first offer with respect to the provision of any future debt or preferred equity financing to Aspiration or its subsidiaries. The Investor Rights Agreement also provides that, so long as 33% of the Aspiration Series X Preferred Stock issued on the Series X Closing Date remains outstanding, Oaktree will be entitled to appoint one non-voting observer to the board of directors of Aspiration. The Investor Rights Agreement further contains a number of other customary covenants and agreements, including certain standstill provisions, preemptive rights, rights of first refusal with respect to future debt financing transactions and information rights.

The Investor Rights Agreement provides that Oaktree will be restricted from transferring the Aspiration Series X Preferred Stock to parties unaffiliated with Oaktree without the prior written consent of Aspiration for one year following the closing of the issuance of Aspiration Series X Preferred Stock. From and after such date, Oaktree will be restricted from transferring the Aspiration Series X Preferred Stock to parties unaffiliated with Oaktree without the prior written consent of Aspiration, which consent may not be unreasonably withheld by Aspiration (other than in the event of a transfer to certain restricted transferees).

Warrant

Pursuant to the Purchase Agreement, at the Closing Date, New Aspiration will issue to Oaktree a warrant (the “Warrant”) to purchase a number of shares of New Aspiration common stock equal to 6.0% of the total number of shares of New Aspiration capital stock outstanding on a fully diluted basis (excluding the shares of New Aspiration Series X Preferred Stock and the Warrant) as of immediately following the consummation of the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $1,113,238, which consists of operating costs of $1,037,696, a loss on warrant liability of $128,160, interest income on marketable securities held in the Trust Account of $102,287 and an unrealized loss on marketable securities held in the Trust Account of $49,459.

Liquidity and Capital Resources

On March 9, 2021, we consummated the Public Offering of 25,875,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at $10.00 per Unit, generating gross proceeds of $258,750,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 692,500 private placement units at a price of $10.00 per private placement unit in a private placement to the Sponsor and EarlyBirdCapital, generating gross proceeds of $6,925,000.

Following the Public Offering, the full exercise of the over-allotment option, and the sale of the private placement units, a total of $258,750,000 was placed in the Trust Account. We incurred $5,787,651 in Public Offering related costs, including $5,175,000 of underwriting fees and $612,651 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $254,042. Net loss of $1,113,238 was affected by a non-cash charge related to the change in warrant liability of $128,160, interest earned on marketable securities held in the Trust Account of $102,287 and an unrealized loss on marketable securities held in in the Trust Account of $(49,459) and offering costs allocable to warrant liabilities of $210. Changes in operating assets and liabilities provided $1,291,738 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $258,802,828 (including $102,287 of interest income and unrealized losses of $49,459 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2021, we had cash of $1,501,391. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The units would be identical to the private placement units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have entered into an agreement, pursuant to which we will pay our Vice President a total of $10,000 per month for assisting us in negotiating and consummating an initial business combination. Upon completion of the business combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees.

We have engaged Morgan Stanley and EarlyBirdCapital as advisors in connection with the business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the business combination, assist us in obtaining stockholder approval for the business combination and assist us with its press releases and public filings in connection with the business combination. We will pay Morgan Stanley and EarlyBirdCapital a cash fee for such services upon the consummation of a business combination in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable).

We have issued to EarlyBirdCapital, and/or its designees, 200,000 representative shares (the “representative shares”) for nominal consideration. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without our prior consent until the completion of our initial business combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination within 24 months from the closing of the Public Offering.

The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the Registration Statement on Form S-1 pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement on Form S-1 or commencement of sales of the public offering, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

We have granted the holders of these shares and the private placement units registration rights. EarlyBirdCapital may not exercise its demand and “piggy-back” registration rights more than five and seven years, respectively, after the effective date of our Registration Statement on Form S-1 and may not exercise its demand rights on more than one occasion in accordance with FINRA Rule 5110(g)(8).

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

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2021 and March 9, 2021, the private placement warrants were accounted for as liabilities, and the public warrants were accounted for as temporary equity.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, the entire amount of the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, due to the material weaknesses in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity, and the adjustment to reflect an accrual as of December 31, 2021 for approximately $148,000 of listing and annual fees that are charged and billed by the NYSE on a deferred basis. Pursuant to NYSE rules and an amendment adopted by the NYSE in the first quarter of 2021, such amounts were deferred and became payable in January 2022 but should have been reflected as an accrual as of December 31, 2021. Notwithstanding these identified material weaknesses as of December 31, 2021, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

In light of the material weaknesses described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Management has implemented remediation steps to address the material weaknesses and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the fourth quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the course of fiscal 2022.

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Ahmed Fattouh	48	Chairman and Chief Executive Officer
Sunil Kappagoda	57	Vice Chairman
Nicholaos Krenteras	51	President and Director
Brandon Bentley	47	General Counsel
Minesh Patel	37	Vice President
Gordy Holterman	56	Director
Rich McGinn	75	Director
Howard Newman	74	Director
John McCoy	78	Director

Ahmed Fattouh has served as our Chairman and Chief Executive Officer and a board member since our inception. Mr. Fattouh has over 25 years of private equity and M&A experience. Since 2017, he has been a Founder Member and the Chief Executive Officer of InterPrivate LLC, a private investment firm that invests on behalf of a consortium of family offices in partnership with independent sponsors from leading private equity firms with strong relationships with former portfolio companies. Mr. Fattouh’s blank check company experience includes serving as Chairman and Chief Executive Officer of InterPrivate Acquisition Corp., which closed a business combination with Aeva Inc. in March 2021, and senior advisor to Tuscan Holdings Corp., which closed a business combination with Microvast Inc. in July 2021. In 2001, Mr. Fattouh became a Founding Member and the Chief Executive Officer of Landmark Value Investments, an asset management firm. He also served as the Managing Member of Landmark Value Strategies, Landmark Activist Strategies, Landmark Credit Strategies, the Landmark Real Assets Fund, the Landmark Protection Fund, Globalist Value Strategies and the Globalist MENA Fund. Mr. Fattouh is a former member of the private equity group at Investcorp International and the M&A Department of Morgan Stanley & Co. in New York. He has executed transactions involving industry leaders, including RJR Nabisco, Mobil Corporation, Ampolex, IBM, Elf Atochem, Tivoli Systems, Eagle Industries, Amerace, Washington Energy, Puget Power, Synergy Gas, KKR, Saks Fifth Avenue, Werner Ladder, Falcon Building Products, LVMH, Bliss, Eastern Software, Sumo Logic, and Fidelity National. Mr. Fattouh previously served as a director of Columbia Medical Products, the Del Grande Dealer Group, Massmedium, and Collective Sense. Mr. Fattouh received a B.S. in Foreign Service from Georgetown University.

Sunil Kappagoda has served as our Vice Chairman and board member since our inception. Mr. Kappagoda has over 30 years of banking, financial services and fintech experience. Mr. Kappagoda’s blank check company experience includes serving as an advisor to InterPrivate Acquisition Corp., and he has also served as an advisor to other InterPrivate-affiliated investment vehicles. Mr. Kappagoda currently serves as Chairman of F1 Payments and InterPayments, an InterPrivate portfolio company, where he has worked closely with Mr. Fattouh. Mr. Kappagoda is also a Director at Linkly (a merger of PCEftpos, EFT Solutions and Premier Technologies), an Advisor to Envestnet and an LP / Advisor at NYCA Partners. His recent fintech experience also includes being an advisor / board member at 11 fintech companies, including Billtrust (NYSE: BTRS), Ondot Systems (acquired by Fiserv), and Earthport (acquired by Visa), amongst others. Mr. Kappagoda’s previous experience includes serving as President of Asia-Pacific at Verifone Systems where he led a 14-country business that spanned China, India, Japan, Korea, South-East Asia, Australia and New Zealand, and Senior Partner and Managing Director at The Boston Consulting Group where he focused exclusively on Banks and Financial Institutions. Mr. Kappagoda holds an M.B.A. from The Wharton School, University of Pennsylvania, an M.Sc. in Economics from The London School of Economics and a B.Sc. Engineering from Imperial College of Science and Technology.

Nicholaos C. Krenteras has served as our President and board member since our inception. Mr. Krenteras’ blank check company experience includes serving as an advisor to InterPrivate Acquisition Corp., and he has also served as an advisor to other InterPrivate-affiliated investment vehicles. Mr. Krenteras has a 20-year career in financial services including serving as a Partner and Managing Director for 14 years at Pine Brook Partners, a New York-based private equity firm with more than $3 billion in assets under management. Pine Brook and InterPrivate have worked together closely, jointly pursuing and completing financial services investments. At Pine Brook, Mr. Krenteras was a member of the investment committee and board representative on numerous portfolio company boards. Prior to Pine Brook, Mr. Krenteras spent nine years in the financial services industry; working for LabMorgan, JP Morgan’s financial technology venture capital arm, as vice president of portfolio development. Earlier in his career, he worked for Bank of America as an interest rate derivatives trader and as the vice president of trading and business development for Pedestal Capital, a start-up institutional brokerage for mortgage-backed securities. Throughout his career Mr. Krenteras has worked with over 25 portfolio companies in all stages of development from seed through and post-IPO, including Belmont Green Limited, Better Holdco Inc., Clear Blue Financial Holdings, Syndicate Holding Corp., Aurigen Capital Limited, Third Point Reinsurance Ltd., Essent Group Ltd., Green Bancorp, Inc., Global Atlantic, Narragansett Bay Insurance Company, and NBIC Holdings, Inc. Mr. Krenteras holds an A.B. in International Relations from Brown University and an M.B.A. from the Columbia Business School, where he was a member of the Beta Gamma Sigma honor society. We believe Mr. Krenteras is qualified to serve on our board of directors because of his extensive experience investing and serving on private company boards.

Brandon C. Bentley has served as our General Counsel since our inception. Mr. Bentley is a founder of InterPrivate and has been Chief Operating Officer and General Counsel since 2017. Mr. Bentley’s blank check company experience includes serving as General Counsel and board member of InterPrivate Acquisition Corp. From 2005 to 2014, Mr. Bentley was the General Counsel, Chief Operating Officer and Chief Compliance Officer of Landmark Value Investments. Mr. Bentley also served as General Counsel of the firm’s registered broker-dealer affiliate from 2011 to 2013. Prior to InterPrivate, Mr. Bentley served as the General Counsel and Chief Operating Officer of Castellan Real Estate Partners, a real estate private equity firm based in New York, from 2014 to 2016 and worked for e.ventures Europe in a senior finance and operations capacity. Mr. Bentley previously worked as an attorney at White & Case LLP in New York from 1999 to 2005, where he focused on securities transactions and mergers and acquisitions. Mr. Bentley received a B.A. from Wake Forest University and a J.D. from Boston University School of Law.

Minesh K. Patel has served as a Vice President since our inception. Mr. Patel has been a Principal at InterPrivate since 2019 where he focuses on market research, investment analysis, and deal execution. Mr. Patel’s blank check company experience includes serving as Vice President of InterPrivate Acquisition Corp. Mr. Patel previously was a Principal at Fiduciary Network LLC, a private equity firm that provided permanent capital solutions to wealth management firms, from 2011 to 2018. Fiduciary Network’s portfolio companies managed in excess of $35 billion in assets under management and included some of the most respected firms in the industry. Mr. Patel’s responsibilities included leading or advising on all aspects of the firm’s M&A transactions, including deal sourcing, valuation and structuring. Prior to Fiduciary Network, Mr. Patel worked at JPMorgan Chase in a prime brokerage unit that was acquired from Bear Stearns from 2009 to 2010. Mr. Patel received a B.S. and M.S. from the University of Texas at Dallas and has been a CFA charterholder since 2012.

Gordy Holterman, one of our directors, is a successful investor, entrepreneur and senior bank executive and has over 30 years of experience in making investments and building and using technology for investment management. Mr. Holterman is Founder and CEO of Proelio Capital where he focuses on active investing in fintech companies, creating/growing businesses and building successful JV’s, partnerships and acquisitions with major banks and asset managers. His primary area of focus is the fintech ecosystem, as well as proptech, insurtech and agtech. Mr. Holterman was previously CEO of Overland Advisors, a multi-asset relative value hedge fund, Head of Financial Products for Wells Fargo, and a partner and portfolio manager at Farallon Fixed Income. Mr. Holterman began his career as an M&A lawyer for Skadden Arps, and an options trader at O’Connor & Associates (now UBS). As an active fintech investor and advisor, he has invested and/or advised numerous fintech and proptech investments including Jaris, Payoneer, Roofstock, Linkly, LeapYear, Hearth, Zoe, CarIQ, and Vertis.ai, among others. Mr. Holterman holds a B.S. in Computer Science and Electrical Engineering from MIT and a J.D. from Stanford Law School. We believe Mr. Holterman is qualified to serve on our board of directors because of his experience investing in the technology sector.

Rich McGinn, one of our directors, is a prominent leader in the global communication systems, networking, and technology industries, bringing more than 45 years of business management, financial and investment experience. Mr. McGinn currently serves as Chairman of Kaloom Inc., a data center software company, and he is a board member of Cushman Wakefield PLC. Previously, he was a cofounder and principal investor in Sky Capital from 2014 until it was acquired in 2016. Before Sky Capital, he served as Chairman, then CEO, of Verifone from 2011 to 2013. Mr. McGinn was a GP at RRE Ventures, a tech venture firm, from 2001 to 2010, and he served as President, then CEO and Chairman, of Lucent Technologies from 1996 to 2000. Before Lucent, Mr. McGinn held numerous managerial and executive positions at AT&T from 1969 to 1996, including President of Data Networking, EVP EMEA, EVP AsiaPac, and CEO of Western Electric. He has previously served on multiple boards including American Express, Oracle, Verifone, ViaSystems, Cyota, Broadsoft and Nexsan. Mr. McGinn holds a B.A. from Grinnell College. We believe Mr. McGinn is qualified to serve on our board of directors because of his extensive investment expertise and industry contacts.

Howard Newman, one of our directors, is chairman and chief executive officer of Pine Brook Partners, an investment firm that manages more than $3 billion of limited partner commitments, and which he co-founded in 2006. He is also a member of the Pine Brook’s Investment Committee. Mr. Newman currently represents Pine Brook on the boards of Elevation Resources Holdings, LLC and La Luna Energy Partners, LP. Over the course of his career, he has been a director or observer on the boards of more than 50 companies, including 20 public companies. Prior to co-founding Pine Brook, Mr. Newman was with Warburg Pincus for 22 years, most recently as vice chairman and senior advisor, and as a senior member of the Firm’s management and investment committees. At Warburg Pincus, he led or co-led the energy, financial services, media, real estate and general investment practices, and was directly involved in investments in 47 companies. Before joining Warburg Pincus, Mr. Newman spent 10 years in energy and financial services investment banking at Morgan Stanley & Co. In addition to overseeing Pine Brook’s portfolio, Mr. Newman is a Trustee of The Salk Institute for Biological Studies and serves on the board of the Tunisian American Enterprise Fund. During the term of Governor George Pataki of New York, Mr. Newman served as an advisor on energy policy and as a senior advisor to the Long Island Power Authority. Mr. Newman has served as a chairman of the Yale Alumni Fund and as a member of the Yale University Council and its Climate & Energy Institute Advisory Board. Mr. Newman holds a B.A. in Economics (magna cum laude with Distinction) and an M.A. in Economics from Yale University, and a Ph.D. in Business Economics from Harvard University. He was a Marshall Scholar at Cambridge University. We believe Mr. Newman is qualified to serve on our board of directors because of his extensive public company and investment experience.

John McCoy, one of our directors, retired as Chairman and Chief Executive Officer of Bank One Corporation in December 1999, where he had been CEO since 1984. During his tenure as CEO, the company grew from $9.1 billion in assets to $269.4 billion, participating in more than 100 acquisitions of other financial institutions. Prior to moving to the parent company in 1983 as President and Chief Operating Officer, he was president of Bank One, Columbus, NA from 1977 until 1983, and of Bank One Trust Company, NA in 1981. He joined Bank One (then City National Bank & Trust Company) in 1970. Mr. McCoy is a director of Onex Corporation (OCX.SV on the Toronto Stock Exchange). He also serves on the holding company board of First Capital Bancshares, sits on the Advisory Board of Second Curve Capital, and is a member of the PGA TOUR First Tee Foundation Board of Governors. Mr. McCoy is a retired director of AT&T Inc. and Cardinal Health, Inc. and retired Chairman of the PGA TOUR Policy board, and is former board chair and director of Battelle Memorial Institute. Mr. McCoy is a former member of the board of trustees of Williams College and of Stanford University and past chairman of the board of trustees of Kenyon College. He has served on the Advisory Council of the Graduate School of Business at Stanford University and the Advisory Board of FTV Capital. Mr. McCoy graduated from Williams College with a B.A. degree in history, and he holds an M.B.A. degree in finance from Stanford University’s Graduate School of Business. We believe Mr. McCoy is qualified to serve on our board of directors because of his expertise in growing public companies.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Gordy Holterman, Rich McGinn and Howard Newman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of John McCoy and Sunil Kappagoda, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Ahmed Fattouh and Nicholaos Krenteras, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

The rules of the NYSE and our amended and restated certificate of incorporation require that a majority of our board of directors be independent within one year of the Public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that Gordy Holterman, Rich McGinn, Howard Newman and John McCoy are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Audit Committee

We have established an audit committee of the board of directors. Gordy Holterman, Rich McGinn and John McCoy serve as members of our audit committee, and Gordy Holterman chairs the audit committee. Under NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee within one year of listing, all of whom must be independent. Gordy Holterman, Rich McGinn and John McCoy meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Gordy Holterman qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Rich McGinn and Howard Newman, and Rich McGinn serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month for office space, utilities and secretarial and administrative support, the payment to our Vice President of $10,000 per month for assisting us in negotiating and consummating an initial business combination, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of our board of directors. The initial members of our nominating and corporate governance committee are Howard Newman and John McCoy, and Howard Newman serves as chairman of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Advisors to the Board of Directors

We have formed an advisory board comprised of Jack Klinck and Alexey Sokolin, which appointments took effect upon the closing of the Public Offering. Such individuals assist our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire following the consummation of the Public Offering. We have not currently entered into any formal arrangements or agreements with the members of our advisory board to provide services to us and they will have no fiduciary obligations to present business opportunities to us.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics, our audit committee, compensation committee and nominating and corporate governance committee charters as exhibits to the Registration Statement on Form S-1. You may review each of these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors has received any cash compensation for services rendered. We will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and we do not pay directly for such services. We also pay Minesh Patel, our Vice President, $10,000 per month for assisting us in negotiating and consummating an initial business combination. We will also pay consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination. Upon completion of our initial business combination or our liquidation, we will cease making these payments. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 33,036,250 shares of common stock outstanding as of the date of this Annual Report, of which 26,567,500 were shares of Class A common stock and 6,468,750 were shares of Class B common stock Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class B Common Stock
InterPrivate Acquisition Management III, LLC(2)(3)(4)	—	—	6,348,750	98.1%
Ahmed Fattouh(2)(3)(4)	—	—	6,348,750	98.1%
Sunil Kappagoda(4)	—	—	—	—
Nicholaos Krenteras(4)	—	—	—	—
Brandon Bentley(4)	—	—	—	—
Minesh Patel(4)	—	—	—	—
Gordy Holterman(2)(4)	—	—	30,000	*
Rich McGinn(2)(4)	—	—	30,000	*
Howard Newman(2)(4)(5)	—	—	30,000	*
John McCoy(2)(4)	—	—	30,000	*
All officers and directors as a group (nine individuals)	—	—	6,468,750	100%
Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz(6)	2,022,047	7.6%	—	—
Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss(7)	1,396,793	5.3%	—	—

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 1350 Avenue of the Americas, 2nd Floor, New York, NY 10019.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.

(3)	The securities are held directly by InterPrivate Acquisition Management III, LLC. InterPrivate Capital LLC is the managing member of the Sponsor, and Ahmed Fattouh is the managing member of InterPrivate Capital LLC. Ahmed Fattouh has sole voting and investment discretion with respect to the common stock held of record by the Sponsor. Mr. Fattouh disclaims any beneficial ownership of the securities held by the Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Each member of our management team is among the members of our Sponsor and may be entitled to distributions of the securities held by our Sponsor.

(5)	These 30,000 founder shares are held directly by Zehm Family LLC, an estate planning vehicle for which Mr. Newman serves as the managing member. Mr. Newman has voting and dispositive power over the securities held directly by Zehm Family LLC.

(6)	According to a Schedule 13G filed by Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), Magnetar Capital Partners LP, a Delaware limited partnership (Magnetar Capital Partners”), Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and Alec N. Litowitz, a United States citizen (“Mr. Litowitz”) with the SEC on January 28, 2022, each of Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Litowitz held 2,022,047 shares. The amount consists of (A) 202,375 shares held for the account of Magnetar Constellation Fund II, Ltd, a Cayman Island exempted company; (B) 697,495 shares held for the account of Magnetar Constellation Master Fund, Ltd, a Cayman Island exempted company; (C) 127,000 shares held for the account of Magnetar Systematic Multi-Strategy Master Fund Ltd, a Cayman Island exempted company; (D) 61,897 shares held for the account of Magnetar Capital Master Fund Ltd, a Cayman Island exempted company; (E) 26,200 shares held for the account of Magnetar Discovery Master Fund Ltd, a Cayman Island exempted company; (F) 236,710 shares held for the account of Magnetar Xing He Master Fund Ltd, a Cayman Island exempted company; (G) 101,185 shares held for the account of Purpose Alternative Credit Fund Ltd, a Cayman Island exempted company; (H) 157,200 shares held for the account of Magnetar SC Fund Ltd, a Cayman Island exempted company; (I) 269,240 shares held for the account of Magnetar Structured Credit Fund, LP, a Delaware limited partnership; (J) 108,415 shares held for the account of Magnetar Lake Credit Fund LLC, a Delaware limited liability company; and (K) 34,330 shares held of the account of Purpose Alternative Credit Fund - T LLC, a Delaware limited liability company. Magnetar Financial serves as the investment adviser to the various entities, and as such, Magnetar Financial exercises voting and investment power over the shares held. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(7)	According to a Schedule 13G filed by Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), WAM GP LLC, a Delaware limited liability company (“WAM GP”) and Andrew M. Weiss, Ph.D., a United States citizen (“Andrew Weiss”) with the SEC on February 11, 2022, each of Weiss Asset Management, WAM GP and Andrew Weiss holds 1,396,793 shares. Weiss Asset Management is the sole investment manager to a private investment partnership, (the “Partnership”) and private investment funds (“Funds”). WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Funds. Each of WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. The address of the principal business office of each of Weiss Asset Management, WAM GP, and Andrew Weiss is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On January 13, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 founder shares. On February 4, 2021, our Sponsor transferred 30,000 founder shares to each of Gordy Holterman, Rich McGinn, John McCoy and an estate planning vehicle managed by Howard Newman, resulting in our Sponsor holding 5,630,000 founder shares. On March 4, 2021, we effected a 1:1.125 stock split of our Class B common stock, resulting in our Sponsor holding an aggregate of 6,348,750 founder shares. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,875,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. The underwriters exercised the over-allotment in full simultaneously with the closing of the Public Offering, thus no shares were forfeited.

Private Placement Units

Simultaneously with the closing of the Public Offering, we consummated the private placement of 577,500 private placement units, at a price of $10.00 per unit, to the Sponsor, generating proceeds of approximately $5,775,000. Additionally, we consummated the private placement of 115,000 private placement units, at a price of $10.00 per unit, to EarlyBirdCapital, one of the underwriters, generating proceeds of approximately $1,150,000. The private placement units are identical to the units sold in the Public Offering, subject to certain limited exceptions. A portion of the purchase price of the private placement units was added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a business combination within 24 months from the closing of the Public Offering, the proceeds from the sale of the private placement units held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the private placement units (and their underlying securities) will expire worthless. The private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor, EarlyBirdCapital or their permitted transferees. If the private placement warrants are held by holders other than our Sponsor, EarlyBirdCapital or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units.

Registration Rights

The holders of (i) the founder shares and (ii) the private placement units, including any private placement units that may be issued upon conversion of working capital loans (and the shares of Class A common stock issuable upon exercise of such warrants) have registration rights to require us to register a sale of any of our securities held by them prior to the consummation of our initial business combination pursuant to a registration rights agreement. Pursuant to the registration rights agreement and assuming $1.5 million of working capital loans are converted into private placement units, we will be obligated to register up to 7,679,750 shares of Class A common stock and 168,500 warrants. The number of shares of Class A common stock includes (i) 6,468,750 shares of Class A common stock to be issued upon conversion of the founder shares, (ii) 692,500 shares of Class A common stock underlying the private placement units, (iii) 138,500 shares of Class A common stock underlying the private placement warrants underlying the private placement units, (iv) 150,000 shares of Class A common stock underlying the private placement units issued upon conversion of working capital loans, (v) 30,000 shares of Class A common stock underlying the private placement warrants underlying the private placement units issued upon conversion of working capital loans and (vi) 200,000 representative shares. The number of warrants includes 138,500 private placement warrants underlying the private placement units and 30,000 private placement warrants underlying the private placement units issued upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. Notwithstanding the foregoing, EarlyBirdCapital may not exercise its demand and “piggy-back” registration rights more than five and seven years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion in accordance with FINRA Rule 5110(g)(8). We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

The Company pays the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $10,000 per month for office space, administrative and support services, and pays Minesh Patel, our Vice President, a services fee of $10,000 per month for assisting us in negotiating and consummating an initial business combination. We will also pay consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination. Upon completion of a business combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Currently Messrs. Holterman, McGinn, Newman and McCoy would each be considered an “independent director” under the NYSE listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from September 10, 2020 (inception) through December 31, 2021 totaled $33,475.

The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from September 10, 2020 (inception) through December 31, 2021.

Tax Fees. During the period from September 10, 2020 (inception) through December 31, 2021, fees for our independent registered public accounting firm for the preparation of 2020 Corporation tax return was approximately $0.

All Other Fees. We did not pay Marcum for other services for the period from September 10, 2020 (inception) through December 31, 2021

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

No.	Description of Exhibit
1.2	Business Combination Marketing Agreement, dated March 4, 2021, by and among the Company and Morgan Stanley & Co. LLC and EarlyBirdCapital Inc., as representatives of the several underwriters (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

2.1†	Agreement and Plan of Merger, dated as of August 18, 2021, by and among InterPrivate III Financial Partners Inc., InterPrivate III Merger Sub Inc., InterPrivate III Merger Sub II LLC and Aspiration Partners Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).

2.2†	Amended and Restated Agreement and Plan of Merger, dated December 15, 2021, by and among InterPrivate III Financial Partners Inc., InterPrivate III Merger Sub Inc., InterPrivate III Merger Sub II LLC and Aspiration Partners, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on December 16, 2021).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

3.2	Bylaws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253189), filed with the SEC on February 17, 2021).

3.3	Form of New Aspiration Second Amended and Restated Certificate of Incorporation (incorporated by reference to Annex B to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

3.4	Form of New Aspiration Bylaws (incorporated by reference to Annex C to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

3.5	Form of Certificate of Designations (incorporated by reference to Annex J to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253189), filed with the SEC on February 26, 2021).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253188), filed with the SEC on February 26, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253188), filed with the SEC on February 26, 2021).

4.4	Warrant Agreement, dated March 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

4.5	Amended and Restated Warrant Agreement, dated July 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-40151), filed with the SEC on July 23, 2021).

4.6	Form of Oaktree Warrant (incorporated by reference to Annex K to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

4.7*	Description of Securities.

10.1	Letter Agreement among InterPrivate III Financial Partners Inc., InterPrivate Acquisition Management III, LLC, its officers and directors, dated as of March 4, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.2	Investment Management Trust Agreement, dated March 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.3	Registration Rights Agreement, dated March 4, 2021, by and among the Company, InterPrivate Acquisition Management III LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.4	Sponsor Private Placement Units Purchase Agreement, dated March 4. 2021 by and between the Company and InterPrivate Acquisition Management III LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.5	Underwriter Private Placement Units Purchase Agreement between InterPrivate III Financial Partners, Inc. and EarlyBirdCapital, Inc., dated as of March 4, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.6	Administrative Services Agreement, dated March 4, 2021, by and between the Company and InterPrivate Acquisition Management III LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.7	Promissory Note, dated as of January 13, 2021, issued to InterPrivate Acquisition Management III, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-253189), filed with the SEC on February 17, 2021).

10.8	Securities Subscription Agreement between InterPrivate Acquisition Management III, LLC and InterPrivate III Financial Partners Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-253189), filed with the SEC on February 17, 2021).

10.9	Form of Strategic Services Agreement by and between InterPrivate III Financial Partners Inc. and Minesh Patel (Incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253189), filed with the SEC on February 26, 2021).

10.10	Form of Subscription Agreements (incorporated by reference to Annex D and Annex E to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.11	Company Support Agreement, dated August 18, 2021, by and among InterPrivate III Financial Partners Inc., Aspiration Partners Inc. and certain stockholders of Aspiration Partners Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).

10.12	Sponsor Support Agreement, dated August 18, 2021, by and among InterPrivate Acquisition Management III, LLC, InterPrivate III Financial Partners Inc. and Aspiration Partners Inc (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).

10.13	Form of Aspiration, Inc. 2022 Incentive Award Plan (incorporated by reference to Annex F to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.14	Form of Aspiration, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Annex G to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.15	Form of Registration Rights Agreement (incorporated by reference to Annex H to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.16	Form of Stockholders’ Agreement (incorporated by reference to Annex I to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.17†	Series X Preferred Stock Purchase Agreement, dated December 15, 2021, by and among Aspiration Partners, Inc., InterPrivate III and OCM Aspiration Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on December 16, 2021).

10.18	Investor Rights Agreement, by and between InterPrivate III Financial Partners Inc. and OCM Aspiration Holdings, LLC (incorporated by reference to Annex L to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.19+	Contribution Partner Agreement, dated February 19, 2021, by and between Aspiration Partners, Inc. and Eden Reforestation Projects, as amended on September 22, 2021 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.20	Aspiration Partners, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.21	Form of Stock Option Agreement under the Aspiration Partners, Inc. 2015 Equity Incentive Plan (including the Stock Restrictions Agreement attached thereto) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.22	Form of Stock Option Agreement under the Aspiration Partners, Inc. 2015 Equity Incentive Plan (containing private placement provisions) (including the Stock Restrictions Agreement attached thereto) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.23	Credit Card Services Agreement, dated as of June 15, 2021, by and between Beneficial State Bank and Aspiration Card Services, LLC (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.24	Service Agreement, dated as of April 30, 2018, by and between Galileo Processing, Inc. and Aspiration Financial, LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.25+	Deposit Services Agreement, dated as of December 31, 2018, by and between Aspiration Financial, LLC and Promontory Interfinancial Network, LLC (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.26	Amended and Restated Senior Secured Promissory Note and Guaranty, dated as of March 12, 2021, by and between Aspiration Partners, Inc. and Zion Consulting and Advisory LLC, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.27	Amended and Restated Senior Secured Promissory Note and Guaranty, dated as of March 12, 2021, by and between Aspiration Partners, Inc. and Mark Villanueva, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.28	Amended and Restated Senior Secured Promissory Note and Guaranty, dated as of March 12, 2021, by and between Aspiration Partners, Inc. and AGO Special Situations LP, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.29	Amended and Restated Senior Secured Promissory Note and Guaranty, dated as of March 12, 2021, by and between Aspiration Partners, Inc. and Inherent Aspiration, LLC, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.30	Side Letter between Aspiration Partners, Inc., InterPrivate III Financial Partners Inc. and Zion Consulting and Advisory LLC, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.31	Side Letter between Aspiration Partners, Inc., InterPrivate III Financial Partners Inc. and Mark Villanueva, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.32	Side Letter between Aspiration Partners, Inc., InterPrivate III Financial Partners Inc. and AGO Special Situations LP, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.33	Side Letter between Aspiration Partners, Inc., InterPrivate III Financial Partners Inc. and Inherent Aspiration, LLC, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.34	Promissory Note, dated as of January 28, 2021, by and between Aspiration Partners, Inc. and Apogee Pacific LLC (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.35	Promissory Note, dated as of February 18, 2021, by and between Aspiration Partners, Inc. and Apogee Pacific LLC (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.36	Promissory Note, dated as of March 30, 2021, by and between Aspiration Partners, Inc. and Apogee Pacific LLC (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.37	Promissory Note, dated as of April 30, 2021, by and between Aspiration Partners, Inc. and Apogee Pacific LLC (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.38†	Series C-4 Preferred Stock Purchase Agreement, dated as of September 14, 2021, by and between Aspiration Partners, Inc. and Polpat LLC (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.39	Subscription Agreement, dated December 15, 2021, by and between InterPrivate III Financial Partners Inc. and OCM Aspiration Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on December 16, 2021).

10.40	Office Lease, dated as of March 6, 2017, by and between LPF Marina Park Venture, LLC (as successor-in-interest to AB/SW Marina Owner, LLC) and Aspiration Partners, Inc., as amended (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.41+	Agreement for Professional Services, dated March 1, 2018, by and between Aspiration Partners, Inc. and RJB Partners LLC (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.42+	Founding Sponsorship Agreement, dated as of September 13, 2021, by and between Aspiration Partners, Inc. and LA Clippers LLC (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.43+	Program Agreement, dated as of May 17, 2018, by and betweenCoastal Community Bank and Aspiration Financial, LLC, as amended (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.44**+	Employment Agreement, dated as of October 1, 2013, by and among Aspiration Partners, Inc., RJB Partners LLC and Andrei Cherny (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.45**	Offer Letter, dated September 7, 2019, by and between Aspiration Partners, Inc. and Mike Shuckerow, as amended April 2, 2020 and by that certain Memorandum Re: Compensation Adjustments, dated March 15, 2021 (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.46	Investment Sub-Advisory Agreement, dated as of March 30, 2015, as amended on December 6, 2016, by and between Aspiration Fund Adviser, LLC and UBS Global Asset Management (Americas) Inc. (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253189), filed with the SEC on February 26, 2021).

24.1*	Power of Attorney (included on the signature page herein).

31.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request

*	Filed herewith.

**	Management contracts.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

INTERPRIVATE III FINANCIAL PARTNERS INC.

By:	/s/ Brandon Bentley
	Name:	Brandon Bentley
	Title:	General Counsel

POWER OF ATTORNEY

The undersigned directors and officers of InterPrivate III Financial Partners Inc. hereby constitute and appoint each of Ahmed Fattouh and Brandon Bentley, with the power to act without the others and with full power of substitution and resubstitution, our hue and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Ahmed Fattouh	Chief Executive Officer and Chairman	March 31, 2022
Ahmed Fattouh	(Principal Executive, Financial and Accounting Officer)

/s/ Sunil Kappagoda	Vice Chairman	March 31, 2022
Sunil Kappagoda

/s/ Nicholaos Krenteras	President and Director	March 31, 2022
Nicholaos Krenteras

/s/ Brandon Bentley	General Counsel	March 31, 2022
Brandon Bentley

/s/ Minesh Patel	Vice President	March 31, 2022
Minesh Patel

/s/ Gordy Holterman	Director	March 31, 2022
Gordy Holterman

/s/ Rich McGinn	Director	March 31, 2022
Rich McGinn

/s/ Howard Newman	Director	March 31, 2022
Howard Newman

/s/ Matthew Luckett	Director	March 31, 2022
John McCoy

INTERPRIVATE III ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

InterPrivate III Financial Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Interprivate III Financial Partners Inc. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination, and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY

March 30, 2022

INTERPRIVATE III FINANCIAL PARTNERS INC.

BALANCE SHEET

December 31,
2021

ASSETS
Current assets
Cash	$1,501,391
Prepaid expenses	249,171
Total Current Assets	1,750,562

Prepaid expenses, net of current assets	41,076
Marketable securities held in Trust Account	258,802,828
TOTAL ASSETS	$260,594,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Related party payable	180,273
Income tax payable	-
Accounts payable and accrued expenses	$1,486,692
Total Current Liabilities	1,666,965

Warrant liability	233,665
Total Liabilities	$1,900,630

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption 25,875,000 shares at redemption value at December 31, 2021	258,802,828

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 892,500 shares issued and outstanding (excluding 25,875,000 shares subject to possible redemption at December 31, 2021)	20
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at December 31, 2021	647
Additional paid-in capital	—
Accumulated deficit	(109,659)
Total Stockholders’ Deficit	(108,992)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$260,594,466

INTERPRIVATE III FINANCIAL PARTNERS INC.

STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2021

Operating and formation costs	$937,696
Related party administrative fees	100,000
Loss from operations	(1,037,696)

Other income (expense):
Change in fair value of warrant liabilities	(128,160)
Transaction costs incurred in connection with the initial public offering	(210)
Interest earned on marketable securities held in Trust Account	102,287
Unrealized loss on marketable securities held in Trust Account	(49,459)
Other income (expense), net	(75,542)

Loss before income taxes	(1,113,238)
Benefit (provision) for income taxes	-
Net loss	$(1,113,238)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	21,125,342

Basic and diluted net loss per share, Class A common stock subject to redemption	$(0.04)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,745,297

Basic and diluted net loss per share, Non-redeemable common stock	$(0.04)

INTERPRIVATE III FINANCIAL PARTNERS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEAR ENDED DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	—	—	647

Issuance of representative shares	200,000	20	—	—	—	—	20

Issuance Costs	—	—	—	—	—	1,141,407	1,141,407

Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(137,828)	(137,828)

Net loss	—	—	—	—	—	(1,113,238)	(1,113,238)

Balance – December 31, 2021	200,000	$20	6,468,750	$647	$—	$(109,659)	$(108,992)

INTERPRIVATE III FINANCIAL PARTNERS INC.

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2021

Ended
December 31,
2021
Cash Flows from Operating Activities:
Net loss	$(1,113,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	128,160
Transaction costs incurred in connection with the initial public offering	210
Interest earned on marketable securities held in Trust Account	(102,287)
Unrealized loss on marketable securities held in Trust Account	49,459
Changes in operating assets and liabilities:
Prepaid expenses	(290,227)
Income Tax Payable	-
Related party payable	180,273
Accounts payable and accrued expenses	1,401,692
Net cash provided in operating activities	$254,042

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(258,750,000)
Net cash used in investing activities	$(258,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,680,505
Proceeds from sale of Private Placement Units	6,819,495
Proceeds from promissory note – related party	149,476
Repayment of promissory note – related party	(149,476)

Payment of offering costs	(502,651)
Net cash provided by financing activities	$259,997,349

Net Change in Cash	1,501,391
Cash – Beginning of period	—
Cash – End of period	$1,501,391

Non-Cash investing and financing activities:
Initial value of common stock subject to possible redemption	$258,750,000
Issuance of Representative Shares	$20
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock	$25,000
Deferred offering costs in accrued expenses	85,000

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

InterPrivate III Financial Partners Inc. (the “Company”) is a blank check company incorporated in Delaware on September 10, 2020. It was originally incorporated under the name “InterPrivate II Financial Holdings Corp.”, but the Company changed its name to “InterPrivate III Financial Partners Inc.” on January 6, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (each, a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $5,787,651, consisting of $5,175,000 of underwriting fees and $612,651 of other offering costs.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If the Company seeks stockholder approval, the Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. The Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 6), Private Placement Shares, respectively (as defined in Note 5), Representative Shares (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor and EarlyBirdCapital have agreed (a) to waive their redemption rights with respect to their Founder Shares, Representative Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) waive their liquidation rights with respect to the Founder Shares, Private Placement Shares and Representative Shares if the Company fails to complete a Business Combination and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the SEC.

Liquidity and Capital Resources

On March 9, 2021, the Company consummated the Public Offering of 25,875,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at $10.00 per Unit, generating gross proceeds of $258,750,000. Simultaneously with the closing of the Public Offering, the Company consummated the sale of 692,500 private placement units at a price of $10.00 per private placement unit in a private placement to the Sponsor and EarlyBirdCapital, generating gross proceeds of $6,925,000.

Following the Public Offering, the full exercise of the over-allotment option, and the sale of the private placement units, a total of $258,750,000 was placed in the Trust Account. The Company incurred $5,787,651 in Public Offering related costs, including $5,175,000 of underwriting fees and $612,651 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $254,042. Net loss of $1,113,238 was affected by a non-cash charge related to the change in warrant liability of $128,160, interest earned on marketable securities held in the Trust Account of $102,287 and an unrealized loss on marketable securities held in in the Trust Account of $(49,459) and offering costs allocable to warrant liabilities of $210. Changes in operating assets and liabilities provided $1,291,738 of cash for operating activities.

As of December 31, 2021, the Company had marketable securities held in the Trust Account of $258,802,828 (including $102,287 of interest income and unrealized losses of $49,459 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by the Company to pay taxes. Through December 31, 2021, the Company had not withdrawn any interest earned from the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete its business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete the Company’s business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of December 31, 2021, the Company had cash of $1,501,391. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, it would repay such loaned amounts. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The units would be identical to the private placement units.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2021 and March 9, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity (see Note 8).

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Year Ended December 31, 2021
Class A common stock subject to possible redemption
Numerator: Net loss allocable to Class A common stock subject to possible redemption	$(843,811)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	21,125,342
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.04)

Non-Redeemable Common Stock
Numerator
Net loss	$(1,113,238)
Less: Net loss allocable to Class A common stock subject to possible redemption	843,811
Net loss attributable to Class A common stock not subject to Possible redemption	$(260,428)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,745,297
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.04)

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per whole share (see Note 9).

Transaction costs amounted to $5,787,651, consisting of $5,175,000 of underwriting fees and $612,651 of other offering costs. In addition, cash of $1,501,391 was available for working capital purposes as of December 31, 2021.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and paid $100,000 in fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC and subsequently reimbursed for the full amount paid. As of December 31, 2021 the Company had $180,273 in related party payables.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and paid $100,000 in fees for these services.

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

Merger Agreement

On August 18, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with InterPrivate III Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), InterPrivate III Merger Sub II LLC, a wholly owned subsidiary of the Company (“Merger Sub II”), and Aspiration Partners Inc. (“Aspiration”), which agreement was subsequently amended and restated on December 15, 2021 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Aspiration with Aspiration surviving the merger as a wholly owned subsidiary of the Company (the “First Merger”) and, immediately following the First Merger and as part of the same overall transaction as the First Merger, the surviving corporation will merge with and into Merger Sub II with Merger Sub II surviving the merger (the “Second Merger”). The transactions contemplated by the Merger Agreement are referred to as the “Proposed Business Combination.” In addition, in connection with the consummation of the Proposed Business Combination, the Company will be renamed and is referred to herein as “New Aspiration” as of the time following such change of name.

Under the Merger Agreement, we agreed to acquire all of the outstanding equity interests of Aspiration for $1,750,000,000 in aggregate consideration (as increased for any Equity Financing Proceeds (as defined in the Merger Agreement) in the form of shares of Class A common stock, par value $0.0001 per share, of New Aspiration (“New Aspiration Class A common stock”) (valued for this purpose at $10.00 per share), of which (i) $200,000,000 (represented by 20,000,000 shares of our Class A common stock) will be initially issued into escrow in connection with the issuance of an aggregate of 20,000,000 shares of our Class A common stock pursuant to the subscription agreements, each dated as of August 18, 2021, between us and certain institutional investors (the “Base PIPE Investors”) immediately before the closing of the Proposed Business Combination (the “Closing”), at a purchase price of $10.00 per share (such transaction, the “Base PIPE Investment”) and (ii) up to $77,828,400 (represented by up to 7,782,840 shares of our Class A common stock) will be initially issued into escrow for the benefit of holders (the “Conversion Stockholders”) of shares of Aspiration capital stock issued upon conversion of Aspiration’s Convertible Notes (as defined in the Merger Agreement). Up to 27,782,840 shares of our Class A common stock issued into escrow at the effective time of the First Merger (the “First Effective Time”) will be released to New Aspiration to the extent New Aspiration is obligated to issue Additional Shares (as defined below) to the Base PIPE Investors and the former Conversion Stockholders, as applicable, and otherwise, to the prior holders of common stock, par value $0.000003 per share, of Aspiration (“Aspiration common stock”) (other than, for the avoidance of doubt, the prior holders of Series X preferred stock, par value 0.000003 per share, of Aspiration (the “Aspiration Series X preferred stock”), and the Conversion Stockholders) as of immediately prior to the First Effective Time. In addition, at the First Effective Time, each share of Aspiration Series X preferred stock will convert into a share of Series X preferred stock, par value $0.0001 per share, of New Aspiration (“New Aspiration Series X preferred stock”).

Each holder of Aspiration capital stock outstanding immediately prior to the Closing (excluding any shares of Series C-4 preferred stock, par value $0.000003 per share, of Aspiration (the “Aspiration Series C-4 preferred stock”), Aspiration Series X preferred stock and Aspiration common stock issuable upon the conversion of the Convertible Notes to the Conversion Stockholders (“Conversion Stock”)) and each holder of a vested Aspiration option (as defined below), in each case, as of immediately prior to the First Effective Time (collectively, the “Earn Out Participants”) will also receive a contingent right to receive a pro rata portion of up to 100,000,000 shares of New Aspiration Class A common stock (the “Earn Out Shares”). The Merger Agreement contemplates that the Earn Out Participants, following the Closing and for a period of five years thereafter (the “Earn Out Period”), will be eligible to receive a one-time issuance of Earn Out Shares, which shall be issued to the Earn Out Participants in five equal tranches of 20,000,000 shares of New Aspiration Class A common stock (x) when the price of New Aspiration Class A common stock equals or exceeds (i) $12.50 per share prior to the 18-month anniversary of the date on which the Closing occurs (the “Closing Date”), (ii) $15.00 per share prior to the 36-month anniversary of the Closing Date, (iii) $17.50 per share prior to the 36-month anniversary of the Closing Date, (iv) $20.00 per share prior to the 48-month anniversary of the Closing Date and (v) $25.00 per share prior to the 60-month anniversary of the Closing Date, in each case, measured as the volume-weighted average closing sale price over any 20 trading days within any 30 consecutive trading day period prior to the end of the relevant time period applicable to each such earn out tranche or (y) when New Aspiration consummates a change of control transaction that entitles its stockholders to receive a per share consideration of at least $12.50, $15.00, $17.50, $20.00 and $25.00, as applicable. Any unearned portion of the Earn Out Shares not earned prior to the fifth anniversary of the Closing Date will be forfeited.

Pursuant to the Merger Agreement, at the First Effective Time, the stock consideration to be issued to the then current holders of Aspiration capital stock (other than Aspiration Series X preferred stock) will be in the form of New Aspiration Class A common stock, and the stock consideration to be issued to the then current holders of Aspiration Series X preferred stock will be in the form of New Aspiration Series X preferred stock. Additionally, each option to purchase shares of Aspiration common stock (an “Aspiration option”) that is outstanding and unexercised, whether or not then vested or exercisable, will be assumed by New Aspiration and converted into an option to acquire shares of New Aspiration Class A common stock with the same terms and conditions as applied to the Aspiration option immediately prior to the First Effective Time; provided that the number of shares underlying such New Aspiration option will be determined by multiplying the number of shares of Aspiration common stock subject to such option immediately prior to the First Effective Time by the ratio determined by dividing the per share merger consideration value by $10.00 (the quotient being the “option exchange ratio”), which product shall be rounded down to the nearest whole number of shares, and the per share exercise price of such New Aspiration option will be determined by dividing the per share exercise price immediately prior to the First Effective Time by the option exchange ratio, which quotient shall be rounded up to the nearest whole cent.

Pursuant to the Merger Agreement, (i) immediately prior to the First Effective Time, each warrant to purchase shares of Aspiration common stock that is issued and outstanding prior to the First Effective Time will be either (A) converted into shares of New Aspiration Class A common stock and in connection therewith such underlying warrant to purchase shares of Aspiration common stock will be treated as if it was exercised or terminated prior to the First Effective Time in accordance with its terms or (B) assumed by New Aspiration and converted into a warrant to purchase shares of New Aspiration Class A common stock and (ii) prior to the First Effective Time, each Convertible Note will be converted into Aspiration capital stock, paid off in accordance with the terms thereof or remain outstanding and be assumed as indebtedness of New Aspiration without the right to convert into capital stock of New Aspiration. Effective upon the occurrence of the Second Merger and to the extent not otherwise paid off at the Closing, New Aspiration will assume any outstanding indebtedness of Aspiration (including with respect to the Convertible Notes that remain outstanding) and New Aspiration will be the obligor on such indebtedness.

The parties to the Merger Agreement have made customary representations and warranties and have agreed to certain customary covenants for a transaction of this type. The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Aspiration’s stockholders of the Proposed Business Combination Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including if the Proposed Business Combination has not occurred by May 18, 2022 (as may be extended to July 19, 2022 if the registration statement with respect to the approval of the Proposed Business Combination by our stockholders has not become effective under the Securities Act by April 18, 2022).

Subscription Agreements

On August 18, 2021, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors, pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close concurrently with the Closing, an aggregate of 20,000,000 shares of the Company’s Class A common stock at a purchase price of $10.00 per share, and on December 15, 2021, the Company entered into additional subscription agreements with certain other investors, pursuant to which, among other things, we agreed to issue and sell, immediately prior to the Closing, an aggregate of 1,363,636 shares of the Company’s Class A common stock at a purchase price of $11.00 per share for an aggregate consideration of $15,000,000 (collectively, the “PIPE Investment”).

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

Series X Preferred Stock Purchase Agreement

Concurrently with the execution of the Merger Agreement, the Company and Aspiration entered into a Series X Preferred Stock Purchase Agreement (the “Purchase Agreement”) with OCM Aspiration Holdings, LLC (“Oaktree”). Pursuant to the Purchase Agreement, Aspiration has agreed to issue and sell to Oaktree an aggregate of 27,777,777 shares of a newly designated series of preferred stock designated as Series X Preferred Stock of Aspiration, par value $0.000003 per share (the “Aspiration Series X Preferred Stock”), for an aggregate purchase price of $250,000,000, which is net of the original issue discount of 10% (the “Series X Financing”), with shares of Aspiration Series X Preferred Stock having the powers, designations, preferences and other rights set forth in the Aspiration Certificate of Designations (as defined below). The closing of the issuance and sale of Aspiration Series X Preferred Stock occurred concurrently with the execution of the Merger Agreement. The Purchase Agreement also provides that New Aspiration will grant Oaktree registration rights pursuant to the Registration Rights Agreement (as defined below).

Certificate of Designations

The shares of New Aspiration Series X Preferred Stock to be issued in exchange for shares of Aspiration Series X Preferred Stock pursuant to the Merger Agreement, upon their issuance, will have the powers, designations, preferences, and other rights as set forth in a Certificate of Designations of the New Aspiration Series X Preferred Stock that the Company will file with the Secretary of State of the State of Delaware on or prior to the Closing Date (the “New Aspiration Certificate of Designations”). The New Aspiration Series X Preferred Stock will have, mutatis mutandis, substantially similar powers, designations, preferences, and other rights as set forth in the Certificate of Designations of the Aspiration Series X Preferred Stock that was filed with the Secretary of State of the State of Delaware upon the consummation of the transactions contemplated by the Purchase Agreement (the “Aspiration Certificate of Designations”).

Voting and Consent Rights

The New Aspiration Series X Preferred Stock will not have any voting rights or rights to convert such preferred shares into shares of New Aspiration Class A common stock. Holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock will be entitled to elect (i) one director to the board of directors of New Aspiration after the ninth anniversary of the Closing Date and upon a Medium Event (as defined below) and (ii) two directors to the board of directors of New Aspiration upon a Major Event (as defined below). New Aspiration will need to obtain the prior written consent of holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock for, among other things: (i) effecting any change of control, liquidation event or merger or consolidation of New Aspiration unless the entirety of the applicable Series X Redemption Price (as defined below) is paid with respect to all then issued and outstanding shares of Series X Preferred Stock, (ii) amending Aspiration’s organizational documents to the extent such amendment has an adverse effect on the holders of Series X Preferred Stock, (iii) increasing or decreasing the number of authorized shares of New Aspiration Series X Preferred Stock, (iv) creating any class or series of New Aspiration capital stock that is pari passu or senior to the New Aspiration Series X Preferred Stock, (v) incurring indebtedness, except for indebtedness incurred under Aspiration’s existing secured debt facilities, debt incurred that allows New Aspiration to satisfy a total net leverage ratio of 3.0x and debt incurred for the redemption of the New Aspiration Series X Preferred Stock (subject to limited exceptions), (vi) declaring, paying or making certain dividends and undertaking certain stock repurchases (subject to limited exceptions) and (vii) certain other specified actions.

Dividends

The dividend rate with respect to the New Aspiration Series X Preferred Stock will be either 8.0% per year in cash or, if not paid in cash, will be paid “in-kind” by accruing at a rate of 8.0%, 11.0% or 12.0% per year for any dividend period ending on or prior to the second anniversary of the Closing Date, between the second and third anniversaries of the Closing Date or between the third and fourth anniversaries of the Closing Date, respectively. New Aspiration may elect either form of dividend payment until the fourth anniversary of the Closing Date, and dividends must be paid in cash thereafter.

Each of the dividend rates set forth above will increase by (i) 5.0% per annum (a) if New Aspiration fails to pay any dividend that is required to be paid in cash if surplus cash is available, (b) if New Aspiration defaults on payment with respect to a Liquidation (as defined below) or redemption, (c) if New Aspiration is in material breach of certain covenants under the New Aspiration Certificate of Designations, subject to certain cure periods, (d) if New Aspiration experiences a bankruptcy or insolvency event, whether voluntary or involuntary, (e) if New Aspiration fails to deliver New Aspiration Class A common stock to a holder of New Aspiration Series X Preferred Stock upon the valid exercise of the Warrant (the foregoing clauses (a) through (e), a “Major Event”), (f) if New Aspiration fails to pay any dividend that is required to be paid in cash if surplus cash is unavailable, (g) if New Aspiration is in material breach of certain other covenants under the New Aspiration Certificate of Designations, subject to certain cure periods, (h) if New Aspiration defaults on outstanding indebtedness or if outstanding indebtedness is accelerated, in each case, in excess of $50,000,000 or (i) if New Aspiration fails to pay an applicable final judgment in excess of $25,000,000 (the foregoing clauses (f) through (i), a “Medium Event,” and together with a Major Event, an “Event of Noncompliance”), or (ii) 3.0% per annum if New Aspiration is in material breach of certain other covenants under the New Aspiration Certificate of Designations that is not a Major Event or Medium Event, subject to certain cure periods (the dividend rate as increased in each of the foregoing cases, the “Noncompliance Incremental Rate”). In addition, if the Company does not have at least $200,000,000 of cash at the Closing (excluding proceeds from the issuance of New Aspiration Series X Preferred Stock), the dividend rates set forth above will increase by 5.0% per annum (exclusive of any Noncompliance Incremental Rate then in effect) and will remain in effect until, after the Closing Date, New Aspiration has $200,000,000 of cash (the dividend rate as increased by this sentence, the “de-SPAC Incremental Rate”). New Aspiration may elect to pay both the Noncompliance Incremental Rate and the de-SPAC Incremental Rate in cash or “in-kind.”

Springing Rights

Upon the occurrence of a Major Event that has continued for 90 days (and upon the occurrence of certain Major Events, and in certain circumstances, 180 days) or upon the occurrence of a Medium Event that has continued for 180 days, subject to certain time extensions, for so long as such Event of Noncompliance is continuing (the period following termination of the foregoing cure periods, the “Liquidity Period”), the holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock shall have the right to cause New Aspiration to pursue an issuance of securities, a Liquidation (as defined below), merger, sale of assets or similar transaction or series of transactions, a leveraged recapitalization or any other transaction or series of transactions (each, a “Liquidity Transaction”) generating sufficient proceeds available for distribution to holders of New Aspiration Series X Preferred Stock to pay the entirety of the Series X Redemption Price (as defined below). During the Liquidity Period, New Aspiration shall direct an independent financial advisor, approved by the holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock then outstanding, to establish procedures to effect a Liquidity Transaction in an orderly manner with the objective of achieving the highest available value for New Aspiration within a reasonable period of time and the payment of the entire Series X Redemption Price payable in respect of all outstanding shares of New Aspiration Series X Preferred Stock. However, if a Liquidity Period has commenced and the Event of Noncompliance is cured, New Aspiration may discontinue and will not be required to pursue a Liquidity Transaction.

Immediately following the commencement of a Liquidity Transaction, holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock may take control of and direct the process of a Liquidity Transaction and cause New Aspiration to consummate, subject to any requisite stockholder approvals, any Liquidity Transaction in order to redeem the New Aspiration Series X Preferred Stock at the Series X Redemption Price.

Furthermore, during a Liquidity Period, unless New Aspiration is able to redeem outstanding New Aspiration Series X Preferred Stock at the then applicable Series X Redemption Price as a result, New Aspiration will need to obtain the prior written consent of holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock to acquire any business, incur any indebtedness, repurchase capital stock or make distributions (subject to certain exceptions) or fail to redeem outstanding New Aspiration Series X Preferred Stock with surplus cash (subject to applicable law and the terms of any indebtedness of New Aspiration).

Ranking and Liquidation Preference

The New Aspiration Series X Preferred Stock will rank senior to New Aspiration’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of New Aspiration (a “Liquidation”). Upon a Liquidation, each share of New Aspiration Series X Preferred Stock would be entitled to the applicable Series X Redemption Price. The liquidation preference of the New Aspiration Series X Preferred Stock will be equal to $10 per share (the “Series X Liquidation Preference”).

Redemption Rights and Series X Redemption Price

New Aspiration will have the right to redeem all or any portion of the New Aspiration Series X Preferred Stock at any time by paying the applicable Series X Redemption Price; provided, however, that no optional redemption will be permitted that would result in less than 33% of the shares of New Aspiration Series X Preferred Stock that are issued on the Closing Date to remain outstanding following such redemption unless all remaining shares of New Aspiration Series X Preferred Stock are redeemed.

Each holder of New Aspiration Series X Preferred Stock will have the option to require New Aspiration to redeem any portion of the New Aspiration Series X Preferred Stock at the Series X Redemption Price: (i) at any time after the ninth anniversary of the Closing Date or (ii) upon the occurrence of a Major Event (following the expiration of the applicable cure period) at the election of the holders of a majority of the outstanding shares of New Aspiration Series X Preferred Stock. New Aspiration will be required to redeem all of the outstanding shares of New Aspiration Series X Preferred Stock at the Series X Redemption Price automatically upon the occurrence of a change of control, a Liquidation or an insolvency event.

The following table sets forth the “Series X Redemption Price”:

Timing of Redemption	Series X Redemption Price
Until 30 months after the Closing Date (the “First Optional Call Date”)	Make-Whole Amount (as defined below)
From the First Optional Call Date until the first anniversary of the First Optional Call Date	106% of the sum of the Series X Liquidation Preference and accrued but unpaid dividends
From the first anniversary of the First Optional Call Date until 66 months following the First Optional Call Date	103% of the sum of the Series X Liquidation Preference and accrued but unpaid dividends
From and after the date 66 months after the First Optional Call Date	100% of the sum of the Series X Liquidation Preference and accrued but unpaid dividends

The “Make-Whole Amount” with respect to any redemption of any share of New Aspiration Series X Preferred Stock prior to the First Optional Call Date is defined in the New Aspiration Certificate of Designations as an amount equal to the sum of (A) the remaining dividends that would accrue on such shares being redeemed from the day immediately following the redemption date to the First Optional Call Date at 8.0% as may be increased by the de-SPAC Incremental Rate or the Noncompliance Incremental Rate, if applicable, plus (B) the Series X Liquidation Preference of such shares being redeemed plus (C) the then current amount of accrued in-kind dividends on such shares being redeemed, assuming that, for purposes of calculating the foregoing, the shares of New Aspiration Series X Preferred Stock being redeemed were to remain outstanding through the First Optional Call Date.

Series X Minimum Cash Balance

Pursuant to the New Aspiration Certificate of Designations, New Aspiration will also be required to maintain a minimum cash balance of $50,000,000 at all times so long as the New Aspiration Series X Preferred Stock remains outstanding. However, if Aspiration and its subsidiaries have less than $10,000,000 in outstanding indebtedness, the required minimum cash balance is reduced to $30,000,000.

Investor Rights Agreement

The Company entered into an Investor Rights Agreement with Oaktree to be effective upon the Closing Date (the “New Aspiration Investor Rights Agreement”) on substantially similar terms and conditions (while taking into account the consummation of the Proposed Business Combination), as those contained in the Investor Rights Agreement (as defined below) set forth below, such that New Aspiration, upon the Closing, shall be subject to the New Aspiration Investor Right Agreement.

As a condition to the closing of the Purchase Agreement, Aspiration and Oaktree entered into an Investor Rights Agreement (the “Investor Rights Agreement”) pursuant to which, among other things, Aspiration granted Oaktree certain customary registration rights with respect to the shares of Aspiration common stock underlying the Warrant and certain other securities that may be issued to Oaktree in respect of the Warrant.

In addition, pursuant to the Investor Rights Agreement, for so long as shares of the Aspiration Series X Preferred Stock issued on the Series X Closing Date remain outstanding, Oaktree will have (i) a participation right, subject to certain exceptions, pursuant to which Oaktree may maintain its ownership percentage of Aspiration common stock in connection with future offerings or sales of Aspiration equity securities and (ii) a right of first offer with respect to the provision of any future debt or preferred equity financing to Aspiration or its subsidiaries. The Investor Rights Agreement also provides that, so long as 33% of the Aspiration Series X Preferred Stock issued on the Series X Closing Date remains outstanding, Oaktree will be entitled to appoint one non-voting observer to the board of directors of Aspiration. The Investor Rights Agreement further contains a number of other customary covenants and agreements, including certain standstill provisions, preemptive rights, rights of first refusal with respect to future debt financing transactions and information rights.

The Investor Rights Agreement provides that Oaktree will be restricted from transferring the Aspiration Series X Preferred Stock to parties unaffiliated with Oaktree without the prior written consent of Aspiration for one year following the closing of the issuance of Aspiration Series X Preferred Stock. From and after such date, Oaktree will be restricted from transferring the Aspiration Series X Preferred Stock to parties unaffiliated with Oaktree without the prior written consent of Aspiration, which consent may not be unreasonably withheld by Aspiration (other than in the event of a transfer to certain restricted transferees).

Warrant

Pursuant to the Purchase Agreement, at the Closing Date, New Aspiration will issue to Oaktree a warrant (the “Warrant”) to purchase a number of shares of New Aspiration common stock equal to 6.0% of the total number of shares of New Aspiration capital stock outstanding on a fully diluted basis (excluding the shares of New Aspiration Series X Preferred Stock and the Warrant) as of immediately following the consummation of the Proposed Business Combination.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 25,875,000 of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

12/31/2021
Deferred tax asset (liability)
Net operating loss carryforward	$30,226
Startup/Organization Expenses	177,229
Unrealized gain/loss	-
Total deferred tax assets	207,455
Valuation Allowance	(207,455)
Deferred tax asset (liability), net of allowance	$0

The company’s provision (benefit) for income taxes is as follows:

12/31/2021
Federal
Current expense/(benefit)	$-
Deferred expense/(benefit)	(207,455)
State and Local
Current	-
Deferred	-
Change in valuation allowance	207,455
Income tax provision expense/ (benefit)	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2021, the change in the valuation allowance was $207,455. The Net Operating Loss (NOL) of $143,934 does not expire and can be carried forward indefinitely.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

12/31/2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax liability change in rate
Transaction costs warrants	0.0%
Change in FV warrants	-2.4%
Meals & entertainment	0.0%
Valuation allowance	-18.6%
Income tax provision expense/(benefit)	0.0%

NOTE 9. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation. The Public Warrants are accounted for as a component of temporary equity.

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

The Private Placement Warrants underlying the Private Placement Units are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	258,802,828
Liabilities:
Warrant Liability – Private Placement Warrants	3	202,563
Warrant Liability – Underwriter Warrants	3	31,102

The Private Placement Warrants were initially valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The Binomial Lattice Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Binomial Lattice Model was used in estimating the fair value of the Private Placement Warrants for periods where no observable traded price was available.

The key inputs into the Binomial Lattice Model for the initial measurement of Private Placement Warrants and subsequent measurement of the Private Placement Warrants are as follows:

Term	December 31, 2021	March 9, 2021
Risk-free interest rate	1.23%	0.99%
Market price of public stock	$9.91	$9.85
Dividend Yield	—%	—%
Implied volatility	21.80%	13.1%
Exercise price	$11.50	$11.50

On December 31, 2021 and March 9, 2021, the Private Placement Warrants were determined to be valued at $1.75 and $0.79 per warrant respectively. Underwriter warrants on December 31, 2021 and March 9, 2021, were valued at $1.35 and $0.62 respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private	Underwriters
	Placement	Warrants
Fair value as of March 9, 2021	$91,245	$14,260
Change in valuation inputs or other assumptions	111,318	16,842
Fair value as of December 31, 2021	$202,563	$31,102

During the year ended December 31, 2021 there were no transfers out of Level 3.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.