Form 10-Q
period 2022-03-31
InterPrivate III Financial Partners Inc.
filed 2022-05-19
CIK 1839610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 19, 2022, there were 26,767,500 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE III FINANCIAL PARTNERS INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1
Condensed Statement of Operations for the three months ended March 31, 2022 (unaudited) and March 31, 2021 (unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity / (Deficit) for the three months ended March 31, 2022 (unaudited) and March 31, 2021 (unaudited)	3
Condensed Statement of Cash Flows for the three months ended March 31, 2022 (unaudited) and March 31, 2021 (unaudited)	4
Notes to Condensed Financial Statements (Unaudited as of March 31, 2022)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	34
Item 4. Controls and Procedures	34

Part II. Other Information
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36

Part III. Signatures	37

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED BALANCE SHEET

	March 31, 2022 unaudited	December 31, 2021 audited
ASSETS
Current assets
Cash	$855,268	$1,501,391
Prepaid expenses	297,587	249,171
Total Current Assets	1,152,855	1,750,562

Prepaid expenses, non-current	—	41,076
Marketable securities held in Trust Account	258,806,443	258,802,828
TOTAL ASSETS	$259,959,298	260,594,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Related party payable	$54,463	180,273
Income tax payable	—	—
Accounts payable and accrued expenses	1,710,557	1,486,692
Total Current Liabilities	1,765,020	1,666,965

Warrant liability	153,979	233,665
Total Liabilities	$1,918,999	1,900,630

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption 25,875,000 shares at redemption value at March 31, 2022 and December 31, 2021	258,806,443	258,802,828

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 892,500 shares issued and outstanding (excluding 25,875,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021)	20	20
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at March 31, 2022 and December 31, 2021	647	647
Additional paid-in capital	—	—
Accumulated deficit	(766,811)	(109,659)
Total Stockholders’ Deficit	(766,144)	(108,992)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$259,959,298	260,594,466

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating and formation costs	$676,838	$268,402
Related party administrative fees	60,000	20,000
Loss from operations	(736,838)	(288,402)

Other income:
Change in fair value of warrant liabilities	79,686	9,000
Transaction costs incurred in connection with the initial public offering	—	(210)
Interest earned on marketable securities held in Trust Account	3,615	4,497
Unrealized loss on marketable securities held in Trust Account	—	4,308
Other income, net	83,301	17,595

Loss before income taxes	(653,537)	(270,807)
Benefit (provision) for income taxes	—	—
Net loss	$(653,537)	$(270,807)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,875,000	6,325,000

Basic and diluted net loss per share, Class A common stock subject to redemption	$(0.02)	$(0.02)

Weighted average shares outstanding	7,161,270	5,267,602

Basic and diluted net loss per common share	$(0.02)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	200,000	$20	6,468,750	$647	$—	$(109,659)	$(108,992)

Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(3,615)	(3,615)

Net loss						(653,537)	(653,537)

Balance – March 31, 2022	200,000	$20	6,468,750	$647	$—	$(766,811)	$(766,144)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Issuance Costs					(6,843,989)	1,141,407	(5,702,582)

Sale of 692,500 Private Placement Units			—	—	6,924,931		6,924,931

Initial classification of Private Warrants	—	—	—	—	(105,295)	-	(105,295)

Issuance of representative shares	200,000	20	—	—	—	—	20

Accretion of Class A common stock subject to possible redemption			—	—	—	(8,805)	(8,805)

Net loss	—	—	—	—	—	(270,807)	(270,807)

Balance – March 31, 2021	200,000	$20	6,468,750	$647	$0	$861,795	$862,462

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(653,537)	$(270,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(79,686)	(9,000)
Transaction costs incurred in connection with the initial public offering	-	210
Interest earned on marketable securities held in Trust Account	(3,615)	(4,497)
Unrealized loss on marketable securities held in Trust Account	-	(4,308)
Changes in operating assets and liabilities:
Prepaid expenses	(7,340)	(498,317)
Income Tax Payable	-	-
Related party payable	(125,810)	-
Accounts payable and accrued expenses	223,865	247,017
Net cash used in operating activities	$(646,123)	$(539,702)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(258,750,000)
Net cash used in investing activities	-	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	253,680,505
Proceeds from sale of Private Placement Units	-	6,819,495
Proceeds from promissory note – related party	-	149,476
Repayment of promissory note – related party	-	(149,476)
Payment of offering costs	-	(502,651)
Net cash provided by financing activities	-	259,997,349

Net Change in Cash	(646,123)	707,647
Cash – Beginning of period	1,501,391	-
Cash – End of period	$855,268	$707,647
	-
Non-Cash investing and financing activities:
Initial value of common stock subject to possible redemption	$-	$254,890,855
Issuance of Representative Shares	$-	$20
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock	$-	$25,000
Change in value of common stock subject to possible redemption	-	$(269,595)

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated the Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at $10.00 per Unit, generating gross proceeds of $258,750,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 692,500 units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to InterPrivate Acquisition Management III, LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $6,925,000, which is described in Note 4.

Transaction costs amounted to $5,702,582, consisting of $5,175,000 of underwriting fees and $527,582 of other offering costs.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The New York Stock Exchange (“NYSE”) rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company will provide the holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If the Company seeks stockholder approval, the Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. The Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 5), Private Placement Shares (as defined in Note 4), Representative Shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (the “Annual Report”). The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Liquidity and Financial Condition

As of March 31, 2022 the Company had cash $1,501,391 and a working capital deficit of $562,165. The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report. The Company has a termination date of less than one year from the issuance of this report.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity (see Note 8).

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. The Company accounts for the Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants initially was estimated using a Binomial Lattice Model (see Note 8).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company recorded a full valuation allowance for all periods presented. As such the provision for income taxes was zero for the three months ended March 31, 2022 and the deferred tax asset was zero as of March 31, 2022 and December 31, 2021

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Class A common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(511,870)	$(147,754)
Denominator:
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,875,000	6,325,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.02)	$(0.02)

Non-redeemable common stock
Numerator:
Net loss	$(653,537)	$(270,807)
Less: Net loss allocable to Class A common stock subject to possible redemption	511,870	147,754
Net loss allocable to non-redeemable common stock	$(141,667)	$(123,053)
Denominator:
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,161,270	5,267,602
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.02)

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Transaction costs amounted to $5,702,582, consisting of $5,175,000 of underwriting fees and $527,582 of other offering costs. As of March 31, 2022, cash of $855,268 was held outside of the Trust Account and was available for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 692,500 Private Placement Units at a price of $10.00 per Private Placement Unit, or $6,925,000 in the aggregate. Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Share”) and one-fifth of one redeemable warrant (“Private Placement Warrant”). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 13, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On February 4, 2021, the Sponsor transferred an aggregate 120,000 Founder Shares to the Company’s independent directors, resulting in the Sponsor holding 5,630,000 Founder Shares. On March 4, 2021, the Company effected a 1.125-for-1 stock split of its Class B common stock, resulting in an aggregate of 6,468,750 Founder Shares issued and outstanding, 6,348,750 of which were held by the Sponsor. The aggregate value of the 120,000 Founder Shares transferred to the independent directors will be recorded as compensation expense at the time of a Business Combination. The initial grant at fair value was deemed de minimis. Such fair value was calculated pursuant to ASC 718 on the date of transfer using a valuation model that takes into account various assumptions such as the probability of successfully completing the initial public offering, the probability of successfully completing a business combination, marketability and various other factors.The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares and Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares were subject to forfeiture.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded $30,000 and $10,000, respectively, in fees for these services.

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

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of March 31, 2022 and December 31, 2021, the Company had $54,463 and $180,273 in related party payables outstanding, respectively.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company incurred $30,000 and $10,000 in fees, respectively, for these services.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Business Combination Marketing Agreement

The Company has engaged Morgan Stanley and EarlyBirdCapital as advisors in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the Business Combination, assist the Company in obtaining stockholder approval for the Business Combination, and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Morgan Stanley and EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $9,056,250 (exclusive of any applicable finders’ fees which might become payable).

Merger Agreement

On August 18, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with InterPrivate III Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), InterPrivate III Merger Sub II LLC, a wholly owned subsidiary of the Company (“Merger Sub II”), and Aspiration Partners Inc. (“Aspiration”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Aspiration, with Aspiration surviving the merger as a wholly owned subsidiary of the Company (the “First Merger”) and, immediately following the First Merger and as part of the same overall transaction as the First Merger, the surviving corporation will merge with and into Merger Sub II, with Merger Sub II surviving the merger (the “Second Merger”). The transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” In addition, in connection with the consummation of the Business Combination, the Company will be renamed and is referred to herein as “New Aspiration” as of the time following such change of name.

In connection with the closing of the Business Combination (the “Closing”), at the effective time of the Business Combination (the “Effective Time”) and by virtue of the Business Combination, (i) all shares of Aspiration common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive shares of New Aspiration Class A common stock, (ii) all outstanding Aspiration options will be converted into options to purchase New Aspiration Class A common stock, (iii) each Aspiration stockholder and each holder of a vested Aspiration option shall also receive a contingent right to receive a pro rata portion of up to 100,000,000 shares of New Aspiration Class A common stock, (iv) all outstanding Aspiration warrants will be exercised or terminated in accordance with its terms and (v) each convertible note of Aspiration will be converted into Aspiration capital stock, paid off in accordance with the terms thereof or remain outstanding as indebtedness of New Aspiration without the right to convert into capital stock of New Aspiration. The aggregate number of shares of common stock to be issued in the Business Combination will be equal to $1.75 billion plus the exercise price of all outstanding Aspiration options, divided by $10.00.

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The parties to the Merger Agreement have made customary representations and warranties and have agreed to certain customary covenants for a transaction of this type. The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Aspiration’s stockholders of the Business Combination Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including if the Business Combination has not occurred by July 19, 2022 (or such later date as the parties may mutually agree).

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

Aspiration Support Agreement

In connection with and following the execution of the Merger Agreement, the Company will enter into support agreements with certain Aspiration stockholders (the “Aspiration Support Agreements”), pursuant to which such Aspiration stockholders will agree, among other things, to vote in favor of the adoption and approval of the Business Combination and any of the documents and transactions contemplated by the Merger Agreement. Additionally, such Aspiration stockholders agreed to not transfer any securities of Aspiration held by such stockholder from the date of execution of the Aspiration Support Agreement until the earlier of the Effective Time and the termination of the Merger Agreement in accordance with its terms, subject to certain exceptions, and to not solicit any Company Business Combination (as defined in the Merger Agreement), in each case, subject to the terms and conditions of the Aspiration Support Agreements.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, InterPrivate Acquisition Management III, LLC, a Delaware limited liability company (the “Sponsor”), entered into a support agreement (the “Sponsor Support Agreement”) with the Company and Aspiration, pursuant to which the Sponsor agreed, among other things, to vote to adopt and approve the Merger Agreement and all other documents and transactions contemplated thereby, to vote against any Business Combination proposal other than the Business Combination or other proposals that would impede or frustrate the Business Combination, to comply with the Merger Agreement’s prohibition on soliciting any alternative Business Combination and to not transfer the equity interests in the Company that it owns, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. WARRANTS

The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination, or earlier upon redemption or liquidation. The Public Warrants are accounted for as a component of temporary equity.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant, unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Representative Shares

The Company issued to EarlyBirdCapital and its designees 200,000 shares of Class A common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $2,000,000 based upon the price of the Units issued in the Initial Public Offering. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to vote such shares in favor of any proposed business combination, (ii) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial business combination and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its business combination within the Combination Period.

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$258,806,443
Liabilities:
Warrant Liability – Private Placement Warrants	3	134,375
Warrant Liability – Underwriter Warrants	3	19,604

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$258,802,828
Liabilities:
Warrant Liability – Private Placement Warrants	3	202,563
Warrant Liability – Underwriter Warrants	3	31,102

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

Term	March 31, 2022	December 31, 2021
Risk-free interest rate	2.43%	1.23%
Market price of public stock	$9.88	$9.91
Dividend Yield	—%	—%
Implied volatility	9.1%	21.80%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on September 30, 2022.

On March 31, 2022 and December 31, 2021 the Private Placement Warrants were determined to be valued at $1.16 and $1.75 per warrant, respectively. On March 31, 2022 and December 31, 2021, the Underwriter Warrants were valued at $0.85 and $1.35, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Underwriters Warrants
Fair value as of December 31, 2021	$202,563	$31,102
Change in valuation inputs or other assumptions	(68,188)	(11,498)
Fair value as of March 31, 2022	$134,375	$19,604

During the three-month period ended March 31, 2022, there were no transfers out of Level 3.

NOTE 9. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” are to InterPrivate III Financial Partners Inc., except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to InterPrivate Acquisition Management III, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report and the Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 10, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate the Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

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

The parties to the Merger Agreement have made customary representations and warranties and have agreed to certain customary covenants for a transaction of this type. The Closing is subject to certain conditions, including but not limited to the adoption by our stockholders and Aspiration’s stockholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including if the Business Combination has not occurred by July 19, 2022 (or such later date as the parties may mutually agree).

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

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Sponsor entered into a support agreement (the “Sponsor Support Agreement”) with us and Aspiration, pursuant to which the Sponsor agreed, among other things, to vote to adopt and approve the Merger Agreement and all other documents and transactions contemplated thereby, to vote against any Business Combination proposal other than the Business Combination or other proposals that would impede or frustrate the Business Combination, to comply with the Merger Agreement’s prohibition on soliciting any alternative Business Combination and to not transfer the equity interests in us that it owns, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended March 31, 2022 compared to the three months ended March 31, 2021

For the three months ended March 31, 2022 and 2021, we had net losses of $653,537 and $270,807, respectively, a change of $382,730. The period to period change consists of an increase in operating costs of $388,436, and an increase on warrant liability of $70,686, offset by a decrease in interest income from bank of $882 and a decrease in unrealized interest loss on marketable securities held in the Trust Account of $4,308.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $258,750,000 was placed in the Trust Account. We incurred $5,787,651 in Initial Public Offering related costs, including $5,175,000 of underwriting fees and $612,651 of other costs.

For the three months ended March 31, 2022, cash used in operating activities was $646,123. Net loss of $653,537 was affected by the change in fair value of warrant liabilities of $79,686 and interest earned on marketable securities held in the Trust Account of $3,615. Changes in operating assets and liabilities provided $90,715 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $258,806,443 (including approximately $3,615 of interest income) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $855,268 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged Morgan Stanley and EarlyBirdCapital as advisors in connection with the Business Combination to assist us in holding meetings with our stockholders to discuss the Business Combination and the Aspiration’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We will pay Morgan Stanley and EarlyBirdCapital a cash fee for such services upon the consummation of the Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

We have issued to EarlyBirdCapital, and/or its designees, 200,000 representative shares (the “representative shares”) for nominal consideration. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without our prior consent until the completion of our initial business combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering.

The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the Registration Statement on Form S-1 pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement on Form S-1 or commencement of sales of the Initial Public Offering, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the entire amount of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company’s statement of operations includes a presentation of income (loss) per share of common stock in a manner similar to the two-class method of income (loss) per share.

Net income (loss) per share of common stock, basic and diluted, for our Class A common stock subject to possible redemption is calculated by dividing (i) its allocable share of net income or loss by (ii) the weighted average number of shares of our Class A common stock subject to possible redemption outstanding during the period.

Net income (loss) per share of common stock, basic and diluted, for our non-redeemable Class A common stock is calculated by dividing (i) its allocable share of net income or loss by (ii) the weighted average number of shares of our non-redeemable Class A common stock outstanding during the period.

The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase shares of our Class A common stock in the calculation of diluted net income (loss) per share, since the exercise of such warrants into shares of our Class A common stock is contingent upon the occurrence of future events and their inclusion would be anti-dilutive. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

Non-redeemable Class A common stock includes the Founder Shares and other shares of Class A common stock that do not have redemption features.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022, as previously disclosed on the Annual Report, due to the material weaknesses in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity, and an adjustment to reflect an accrual as of December 31, 2021 for approximately $148,000 of listing and annual fees that were charged and billed by the NYSE on a deferred basis. Notwithstanding these identified material weaknesses as of March 31, 2022, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

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

While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the first quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the course of fiscal 2022.

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Annual Report. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

INTERPRIVATE III FINANCIAL PARTNERS INC.

Date: May 19, 2022	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)