Form 10-Q
period 2022-06-30
InterPrivate III Financial Partners Inc.
filed 2022-08-22
CIK 1839610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-40152

INTERPRIVATE III FINANCIAL PARTNERS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3122877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 22, 2022, there were 26,767,500 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE III FINANCIAL PARTNERS INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statement of Operations for the three and six months ended June 30, 2022 (unaudited) and June 30, 2021 (unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 (unaudited) and June 30, 2021 (unaudited)	3
Condensed Statement of Cash Flows for the six months ended June 30, 2022 (unaudited) and June 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	30
Item 4. Controls and Procedures	30
Part II. Other Information
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	31
Part III. Signatures	32

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED BALANCE SHEET

	June 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$799,662	$1,501,391
Prepaid expenses	211,803	249,171
Total current assets	1,011,465	1,750,562

Prepaid expense, net of current assets	—	41,076
Marketable securities held in Trust Account	258,970,700	258,802,828
TOTAL ASSETS	$259,982,165	$260,594,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Income tax payable	$47,658	—
Related party payable	40,000	180,273
Accounts payable and accrued expenses	2,273,386	1,486,692
Total current liabilities	2,361,044	1,666,965

Warrant liability	52,390	233,665
Total Liabilities	2,413,434	1,900,630

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption 25,875,000 shares at redemption value	258,970,700	258,802,828

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 200,000 shares issued and outstanding (excluding 25,875,000 shares subject to possible redemption)	20	20
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	—	—
Accumulated deficit	(1,402,636)	(109,659)
Total Stockholders’ Deficit	(1,401,969)	(108,992)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$259,982,165	$260,594,466

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating and formation costs	$903,796	$1,016,369	$1,580,634	$1,284,771
Related party administrative fees	60,000	60,000	120,000	80,000
Loss from operations	(963,796)	(1,076,369)	(1,700,634)	(1,364,771)

Other income (expense):
Change in fair value of warrant liabilities	101,589	(62,330)	181,275	(53,330)
Offering costs attributable to warrant liabilities	—	—	—	(210)
Interest earned on marketable securities held in Trust Account	467,260	19,484	470,875	23,981
Unrealized loss on marketable securities held in Trust Account	(28,963)	(7,709)	(28,963)	(3,401)
Other income (loss), net	539,886	(50,555)	623,187	(32,960)

Loss before income taxes	(423,910)	(1,126,924)	(1,077,447)	(1,397,731)
Provision for income taxes	(47,658)	—	(47,658)	—
Net loss	$(471,568)	$(1,126,924)	$(1,125,105)	$(1,397,731)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,875,000	25,875,000	25,875,000	10,804,945
Basic and diluted net loss per share, Class A common stock subject to redemption	$(0.01)	$(0.03)	$(0.03)	$(0.08)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,161,270	7,161,270	7,161,270	6,219,667
Basic and diluted net loss per share, Non-redeemable common stock	$(0.01)	$(0.03)	$(0.03)	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
BALANCE – December 31, 2021	200,000	$20	6,468,750	$647	$—	$(109,659)	$(108,992)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(3,615)	(3,615)
Net income	—	—	—	—	—	(653,537)	(653,537)

BALANCE – March 31, 2022	200,000	20	6,468,750	647	—	(766,811)	(766,144)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(164,257)	(164,257)
Net income	—	—	—	—	—	(471,568)	(471,568)

BALANCE – June 30, 2022	200,000	$20	6,468,750	$647	$—	$(1,402,636)	$(1,401,969)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
BALANCE – December 31, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Issuance costs associated with the sale of Public Units	—	—	—	—	(6,843,989)	1,141,407	(5,702,582)
Sale of 692,500 Private Placement Warrants	—	—	—	—	6,924,931	—	6,924,931
Initial classification of Private Warrants	—	—	—	—	(105,295)	—	(105,295)
Issuance of Representative Shares	200,000	20	—	—	—	—	20
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(8,805)	(8,805)
Net income	—	—	—	—	—	(270,807)	(270,807)

BALANCE – March 31, 2021	200,000	20	6,468,750	647	—	861,795	862,462
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(11,775)	(11,775)
Net income	—	—	—	—	—	(1,126,924)	(1,126,924)

BALANCE – June 30, 2021	200,000	$20	6,468,750	$647	$—	$(276,904)	$(276,237)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(1,125,105)	$(1,397,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(181,275)	53,330
Offering costs attributable to warrant liabilities	—	210
Interest earned on marketable securities held in Trust Account	(470,875)	(23,981)
Unrealized loss on marketable securities held in Trust Account	28,963	3,401
Changes in operating assets and liabilities:
Income tax payable	47,658	—
Prepaid expenses and other current assets	78,445	(429,358)
Related party payable	(140,273)	—
Accrued expenses	786,694	1,125,685
Net cash used in operating activities	(975,768)	(668,444)

Cash flows from Investing Activities:
Investment of cash in Trust Account	—	(258,750,000)
Withdrawals from Trust Account	274,039	—
Net provided by (used in) investing activities	274,039	(258,750,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	253,680,504
Proceeds from sale of Private Placement Warrants	—	6,819,495
Proceeds from promissory note – related party	—	149,476
Repayment of promissory note – related party	—	(149,476)
Payment of offering costs	—	(502,651)
Net cash provided by financing activities	—	259,997,348

Net Change in Cash	(701,729)	578,904
Cash – Beginning of period	1,501,391	—

Cash – End of period	$799,662	$578,904

Non-Cash investing and financing activities:
Initial classification of Common Stock subject to possible redemption	$—	$258,570,000
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Issuance of Representative Shares	$—	$20
Remeasurement of Class A common stock subject to possible redemption	$167,872	$20,580

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (the “Annual Report”). The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Liquidity and Financial Condition

As of June 30, 2022 the Company had cash $799,662 and a working capital deficit of $1,282,210. The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report. The Company has a termination date of less than one year from the issuance of this report.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was negative 4.5% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and negative 4.5% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Net loss per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Class A Common stock subject to possible redemption

Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(369,346)	$(882,642)	$(881,216)	$(887,093)
Denominator:
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,875,000	25,875,000	25,875,000	10,804,945
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.01)	$(0.03)	$(0.03)	$(0.08)

Non-redeemable common stock

Numerator:
Net loss	$(471,568)	$(1,126,924)	$(1,125,105)	$(1,397,731)
Less: Net loss allocable to Class A common stock subject to possible redemption	(369,346)	882,642	(881,216)	887,093
Net loss allocable to non-redeemable common stock	(102,222)	(244,282)	(243,889)	(510,638)
Denominator:
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,161,270	7,161,270	7,161,270	6,219,667
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	(0.03)	(0.03)	(0.08)

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

NOTE 3. PUBLIC OFFERING

There have been no changes to the public offering amounts previously disclosed in the Annual Report. As of June 30, 2022, cash of $799,662 was held outside of the Trust Account and was available for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

There have been no changes to the private placement amounts previously disclosed in the Annual Report.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

There have been no changes to the Founder Shares amounts previously disclosed in the Annual Report.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company recorded $30,000 and $30,000, respectively in fees for these services. For the six months ended June 30, 2022 and 2021, the Company recorded $60,000 and $40,000, respectively, in fees for these services.

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

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of June 30, 2022 and December 31, 2021, the Company had $40,000 and $180,273 in related party payables outstanding, respectively.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company recorded $30,000 and $30,000, respectively in fees for these services. For the six months ended June 30, 2022 and 2021, the Company recorded $60,000 and $40,000, respectively, in fees for these services.

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

Business Combination Marketing Agreement

In conjunction with the Initial Public Offering, the Company entered into a Business Combination Marketing Agreement (the “BCMA”) under which the Company engaged Morgan Stanley and EarlyBirdCapital as advisors in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. Under the BCMA, the Company agreed to pay Morgan Stanley and EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $9,056,250 (exclusive of any applicable finders’ fees which might become payable).

On February 14, 2022, Morgan Stanley entered into a letter agreement with the Company and EarlyBirdCapital that amended the BCMA by (i) removing Morgan Stanley as a party to the BCMA and releasing it from its obligations thereunder; (ii) stating that Morgan Stanley would no longer have any rights, benefits, liabilities or obligations thereunder; (iii) reducing the fee payable thereunder from 3.5% to 1.75% of the gross proceeds of the Initial Public Offering (such reduced amount totaling $4,528,125), which becomes payable solely to EarlyBirdCapital on the condition that the Company successfully completes a business combination transaction; and (iv) obligating the Company to indemnify Morgan Stanley for any claims arising out of the letter agreement and to continue to indemnify Morgan Stanley as provided under the BCMA. As a result of such letter agreement, Morgan Stanley is no longer required to perform any services under the BCMA and is not entitled to receive any compensation thereunder. The letter agreement did not amend the provision of the BCMA which provides that the full amount of the original BCMA Fee (totaling $9,056,250) will be returned to the Public Stockholders upon the Company’s liquidation if the Company does not consummate a Business Combination within 24 months of the Initial Public Offering (or any extension thereof).

Merger Agreement

On August 18, 2021, the Company entered into an Agreement and Plan of Merger (as amended and restated, the “Merger Agreement”) with InterPrivate III Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), InterPrivate III Merger Sub II LLC, a wholly owned subsidiary of the Company (“Merger Sub II”), and Aspiration Partners Inc. (“Aspiration”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Aspiration, with Aspiration surviving the merger as a wholly owned subsidiary of the Company (the “First Merger”) and, immediately following the First Merger and as part of the same overall transaction as the First Merger, the surviving corporation will merge with and into Merger Sub II, with Merger Sub II surviving the merger (the “Second Merger”). The transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” In addition, in connection with the consummation of the Business Combination, the Company will be renamed and is referred to herein as “New Aspiration” as of the time following such change of name.

In connection with the closing of the Business Combination (the “Closing”), at the effective time of the Business Combination (the “Effective Time”) and by virtue of the Business Combination, (i) all shares of Aspiration common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive shares of New Aspiration Class A common stock, (ii) all outstanding Aspiration options, whether or not then exercisable, will be assumed by New Aspiration and converted into options to purchase New Aspiration Class A common stock, (iii) each Aspiration stockholder (other than (i) holders of Aspiration Series C-4 preferred stock, (ii) Aspiration Series X Preferred Stock, (iii) Aspiration common stock issued upon conversion of certain convertible senior notes and (iv) Aspiration common stock that is subject to forfeiture under earnout arrangements entered into strategic transactions irrespective of the Business Combination) and each holder of a vested Aspiration option shall also receive a contingent right to receive a pro rata portion of up to 100,000,000 shares of New Aspiration Class A common stock, (iv) all outstanding Aspiration warrants will be either (a) exercised or terminated in accordance with its terms or (b) assumed by New Aspiration and converted into a warrant of New Aspiration to purchase shares of New Aspiration Class A common stock and, prior to the Effective Time, (v) each convertible note of Aspiration will be converted into Aspiration capital stock, paid off in accordance with the terms thereof or remain outstanding as indebtedness of New Aspiration without the right to convert into capital stock of New Aspiration. The aggregate number of shares of common stock to be issued in the Business Combination will be equal to $1.75 billion plus the exercise price of all outstanding Aspiration options, divided by $10.00.

The parties to the Merger Agreement have made customary representations and warranties and have agreed to certain customary covenants for a transaction of this type. The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Aspiration’s stockholders of the Business Combination Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including if the Business Combination has not occurred by December 31, 2022 (or such later date as the parties may mutually agree).

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

NOTE 7. WARRANTS

There have been no changes to the public warrant disclosure since the Annual Report.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$258,970,699

Liabilities:
Warrant liability - Private placement warrants	3	47,332
Warrant liability - Underwriters warrants	3	5,058

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$258,802,828

Liabilities:
Warrant liability - Private placement warrants	3	202,563
Warrant liability - Underwriters warrants	3	31,102

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	June 30,	December 31,
Term	2022	2021
Risk-free interest rate	2.98%	1.23%
Market price of public stock	$9.80	$9.91
Dividend yield	0.00%	0.00%
Implied volatility	7.20%	21.8%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on September 30, 2022.

On June 30, 2022 and December 31, 2021 the Private Placement Warrants were determined to be valued at $0.41 and $1.75 per warrant, respectively. On June 30, 2022 and December 31, 2021, the Underwriter Warrants were valued at $0.22 and $1.35, respectively.

The following table presents the changes in the fair value of warrant liabilities:

Term	Private Placement	Underwriters Warrants
Fair value as of December 31, 2021	$202,563	$31,102
Change in valuation inputs or other assumptions	(155,231)	(26,044)
Fair value as of June 30, 2022	$47,332	$5,058

During the three-month period ended June 30, 2022, there were no transfers out of Level 3.

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

Business Combination

Merger Agreement

On August 18, 2021, we entered into an agreement and plan of merger with Merger Sub, Merger Sub II and Aspiration (as amended and restated, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Aspiration with Aspiration surviving such merger as a wholly owned subsidiary of the Company and, immediately following and as part of the same overall transaction, the surviving corporation will merge with and into Merger Sub II (the “Second Merger”) with Merger Sub II surviving such merger. The transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” In addition, in connection with the consummation of the Business Combination, we will be renamed “Aspiration, Inc.” The combined company following the consummation of the Business Combination is referred to herein as “New Aspiration.” The Business Combination has been approved by the boards of directors of each of the Company, Merger Sub, Merger Sub II and Aspiration.

On December 15, 2021, the Company, Merger Sub, Merger Sub II and Aspiration amended and restated the Merger Agreement in connection with the entry and execution of the Purchase Agreement (as defined herein). On July 18, 2022, the Company, Merger Sub, Merger Sub II and Aspiration amended the Merger Agreement to extend the Outside Date (as defined in the Merger Agreement) from July 19, 2022 to July 22, 2022. On July 21, 2022 (the “Second Amendment Date”), the Company, Merger Sub, Merger Sub II and Aspiration further amended and restated the Merger Agreement to effect, among other things, (i) an extension of the Outside Date from July 22, 2022 to December 31, 2022, (ii) a change to the procedures for the reservation and release of Additional Shares (as defined in the Merger Agreement), (iii) the clarification of the treatment of certain warrants to be issued immediately following the closing, (iv) the inclusion of additional covenants with respect to the preparation and delivery of financial statements by Aspiration, (v) the modification of certain non-solicitation provisions, (vi) an extension payment by Aspiration to the Company of $10,000,000, payable in two equal installments on the Second Amendment Date and the 45th day following the Second Amendment Date, (vii) the addition of certain additional termination rights for the each of the Company and Aspiration and related termination fees and (viii) mutual releases of certain matters arising prior to the Second Amendment Date.

Under the Merger Agreement, the Company has agreed to acquire all of the outstanding equity interests of Aspiration in exchange for a number of shares of Class A common stock (valued for this purpose at $10.00 per share) equal to (subject to certain adjustments as described therein) (i) $1,750,000,000 plus (ii) the Equity Financing Proceeds (as provided in the Merger Agreement) minus (iii) the number of shares of Class A common stock to underlie the warrant to be issued immediately following the consummation of the Business Combination pursuant to the Series X Preferred Stock Purchase Agreement, dated December 15, 2021, by and among the Company, Aspiration and OCM Aspiration Holdings, LLC (prongs (i), (ii) and (iii) collectively, the “Aggregate Consideration”), $200,000,000 of such Aggregate Consideration (represented by 20,000,000 shares of Class A common stock) which will initially be held back in connection with private placements entered into with certain accredited investors (the “PIPE Investors”) to close concurrently with the closing of the Business Combination (the “Closing”), pursuant to which, among other things, the Company has agreed to issue and sell an aggregate of 20,000,000 shares of the Company Class A common stock, at a purchase price of $10.00 per share (the “PIPE Investment”) and up to $77,828,400 of which (represented by 7,782,840 shares of Class A common stock) will be initially held back for the benefit of the holders of Aspiration’s convertible senior notes (such shares to be held back, the “Additional Shares”). The shares of Class A common stock to be held back at the effective time of the Business Combination (the “Effective Time”) will be released to the Company to the extent the Company is obligated to issue Additional Shares to the PIPE Investors that are participating in the PIPE Investment or the convertible note holders, as applicable, and, otherwise, to the holders of capital stock of Aspiration as of immediately prior to the Effective Time.

Each Aspiration stockholder (other than (i) holders of Aspiration Series C-4 preferred stock, (ii) Aspiration Series X Preferred Stock, (iii) Aspiration common stock issued upon conversion of certain convertible senior notes and (iv) Aspiration common stock that is subject to forfeiture under earnout arrangements entered into strategic transactions irrespective of the Business Combination) and each holder of a vested Aspiration option (as defined below) shall also receive a contingent right to receive a pro rata portion of up to 100,000,000 shares of Class A common stock of New Aspiration (the “Contingent Consideration”). The Contingent Consideration may be earned in five equal tranches of 20,000,000 shares of New Aspiration Class A common stock (a) when the closing price of New Aspiration Class A common stock equals or exceeds (i) $12.50 per share prior to the 18-month anniversary of the Effective Time, (ii) $15.00 per share prior to the 36-month anniversary of the Effective Time, (iii) $17.50 per share prior to the 36-month anniversary of the Effective Time, (iv) $20.00 per share prior to the 48-month anniversary of the Effective Time and (v) $25.00 per share prior to the 60-month anniversary of the Effective Time, in each case, as measured over any 20 trading days within any 30-day trading period prior to the end of the relevant time period applicable to each such earn out tranche or (b) when New Aspiration consummates a change of control transaction that entitles its stockholders to receive a per share consideration of at least $12.50, $15.00, $17.50, $20.00 and $25.00, as applicable. Any right to Contingent Consideration that remains unvested on the first business day after five years from Effective Time will be forfeited without any further consideration.

Pursuant to the Merger Agreement, at the Effective Time, the consideration to be issued to the holders of Aspiration capital stock (other than holders of Aspiration Series X Preferred Stock) will be in the form of Class A common stock of New Aspiration (valued at $10.00 per share). Additionally, each option to purchase shares of Aspiration common stock (an “Aspiration option”) that is outstanding and unexercised, whether or not then vested or exercisable, will be assumed by New Aspiration and converted into an option to acquire shares of Class A common stock of New Aspiration with the same terms and conditions as applied to such Aspiration option immediately prior to the Effective Time; provided that the number of shares underlying such New Aspiration option will be determined by multiplying the number of shares of Aspiration common stock subject to such option immediately prior to the Effective Time by the ratio determined by dividing the per share merger consideration value by $10.00 (the quotient being the “option exchange ratio”), which product shall be rounded down to the nearest whole number of shares, and the per share exercise price of such New Aspiration option will be determined by dividing the per share exercise price immediately prior to the Effective Time by the option exchange ratio, which quotient shall be rounded up to the nearest whole cent.

Pursuant to the Merger Agreement, (a) immediately prior to the Effective Time, each warrant to purchase shares of Aspiration common stock that is issued and outstanding prior to the Effective Time will be either (i) exercised or terminated in accordance with its terms or (ii) assumed by New Aspiration and converted into a warrant of New Aspiration to purchase shares of New Aspiration Class A common stock and prior to the Effective Time, each convertible note of Aspiration will be converted into Aspiration capital stock, paid off in accordance with the terms thereof or remain outstanding as indebtedness of New Aspiration without the right to convert into capital stock of New Aspiration. If any indebtedness of Aspiration (including with respect to convertible notes of Aspiration that remain outstanding) is not paid off at the Closing, it will be assumed by New Aspiration.

The parties to the Merger Agreement have made customary representations and warranties and have agreed to certain customary covenants for a transaction of this type. The Closing is subject to certain conditions, including but not limited to the adoption by our stockholders and Aspiration’s stockholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including if the Business Combination has not occurred by the Outside Date (or such later date as the parties may mutually agree).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended June 30, 2022 compared to the three months ended June 30, 2021

For the three months ended June 30, 2022 and 2021, we had net losses of $471,568 and $1,126,924, respectively, a change of $655,356. The period to period change consists of an increase in operating costs of $112,573, and an offset of $163,919 for changes in fair value of warrant liability and $447,776 related to changes in interest earned on the Trust. We recorded income for the change in fair value of warrant liabilities of $101,589 for the three months ended June 30, 2022 compared to expense of $62,330 for the three months ended June 30, 2021. The change in fair value of warrant liabilities is due to the decrease in warrant values from an ending balance of $158,835 as of June 30, 2021 to $52,390 as of June 30, 2022 as a result of current market conditions.

The six months ended June 30, 2022 compared to the six months ended June 30, 2021

For the six months ended June 30, 2022 and 2021, we had net losses of $1,125,105 and $1,397,731, respectively, a change of $272,626. The period to period change consists of a decrease in operating costs of $335,863, and an offset of $234,605 for changes in fair value of warrant liability and $446,894 related to changes in interest earned on the Trust. There were no warrant transaction costs for the six months ended June 30, 2022 compared to $210 for the six months ended June 30, 2021. We recorded income for the change in fair value of warrant liabilities of $181,275 for the six months ended June 30, 2022 compared to expense of $53,330 for the six months ended June 30, 2021.

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

For the six months ended June 30, 2022, cash used in operating activities was $975,768. Net loss of $1,125,105 was affected by the change in fair value of warrant liabilities of $181,275, interest earned on marketable securities held in the Trust Account of $470,875, and an unrealized loss on marketable securities held in the Trust Account of $28,963. Changes in operating assets and liabilities used $772,524 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $258,970,699 including interest income of $470,875 and unrealized losses of $28,963 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn $274,039 from the Trust Account related to payments for Delaware franchise taxes.

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

As of June 30, 2022, we had cash of $799,662 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We engaged EarlyBirdCapital as our advisor in connection with the Business Combination to assist us in holding meetings with our stockholders to discuss the Business Combination and the Aspiration’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. On February 14, 2022, the BCMA was amended, and as a result Morgan Stanley is no longer required to perform any services under the BCMA and is not entitled to receive any compensation thereunder. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of the Business Combination in an amount equal to 1.75% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

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

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, the entire amount of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Loss Per Share of Common Stock

The Company’s statement of operations includes a presentation of loss per share of common stock in a manner similar to the two-class method of loss per share.

Net loss per share of common stock, basic and diluted, for our Class A common stock subject to possible redemption is calculated by dividing (i) its allocable share of net loss by (ii) the weighted average number of shares of our Class A common stock subject to possible redemption outstanding during the period.

Net loss per share of common stock, basic and diluted, for our non-redeemable Class A common stock is calculated by dividing (i) its allocable share of net loss by (ii) the weighted average number of shares of our non-redeemable Class A common stock outstanding during the period.

The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase shares of our Class A common stock in the calculation of diluted net loss per share, since the exercise of such warrants into shares of our Class A common stock is contingent upon the occurrence of future events and their inclusion would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022, as previously disclosed on the Annual Report, due to the material weaknesses in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity, and an adjustment to reflect an accrual as of December 31, 2021. Notwithstanding these identified material weaknesses as of June 30, 2022, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Quarterly Report on Form 10-Q filed on May 19, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPRIVATE III FINANCIAL PARTNERS INC.

Date: August 22, 2022	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)