Form 10-Q
period 2022-09-30
InterPrivate III Financial Partners Inc.
filed 2022-11-21
CIK 1839610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 26,767,500 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding

INTERPRIVATE III FINANCIAL PARTNERS INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022 and September 30, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and September 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	30
Item 4. Controls and Procedures	31
Part II. Other Information
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	34
Item 5. Other Information	34
Item 6. Exhibits	34
Part III. Signatures	35

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED BALANCE SHEET

	(unaudited)
	September 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$10,303,857	$1,501,391
Prepaid income taxes	—	—
Prepaid expenses	126,440	249,171
Total current assets	10,430,297	1,750,562

Prepaid expense, net of current assets	—	41,076
Marketable securities held in Trust Account	260,194,982	258,802,828
TOTAL ASSETS	$270,625,279	$260,594,466

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Related party payable	$30,000	$180,273
Income tax payable	2,312,076	-
Accounts payable and accrued expenses	2,537,169	1,486,692
Total current liabilities	4,879,245	1,666,965

Warrant liability	6,005	233,665
Total Liabilities	4,881,263	1,900,630

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption 25,875,000 shares at redemption value	259,949,582	258,802,828

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 200,000 shares issued and outstanding (excluding 25,875,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021)	20	20
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	—	—
Retained Earnings/ (Accumulated deficit)	5,789,780	(109,659)
Total Stockholders’ Equity (Deficit)	5,790,447	(108,992)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$270,625,279	$260,594,466

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

Operating and formation costs	$811,338	$1,603,757	$2,391,972	$2,888,528
Related party administrative fees	60,000	60,000	180,000	140,000
Loss from operations	(871,338)	(1,663,757)	(2,571,972)	(3,028,528)

Other income (expense):
Extension fee income	10,000,000	—	10,000,000	—
Change in fair value of warrant liabilities	46,385	(33,480)	227,660	(86,810)
Offering costs attributable to warrant liabilities	—	—	—	(210)
Interest earned on marketable securities held in Trust Account	1,318,723	29,549	1,789,598	53,530
Unrealized gain (loss) on marketable securities held in Trust Account	47,946	(13,172)	18,983	(16,573)
Other income (loss), net	11,413,054	(17,103)	12,036,241	(50,063)

Income (loss) before provision for income taxes	10,541,716	(1,680,860)	9,464,269	(3,078,591)

Provision for income taxes	(2,370,418)	—	(2,418,076)	—

Net income (loss)	$8,171,298	$(1,680,860)	$7,046,193	$(3,078,591)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,875,000	25,875,000	25,875,000	25,875,000
Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$0.25	$(0.05)	$0.21	$(0.09)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,161,270	7,161,270	7,161,270	7,161,270
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.25	$(0.05)	$0.21	$(0.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity

BALANCE – December 31, 2021	200,000	$20	6,468,750	$647	$—	$(109,659)	$(108,992)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(3,615)	(3,615)
Net loss	—	—	—	—	—	(653,537)	(653,537)
BALANCE – March 31, 2022	200,000	20	6,468,750	647	—	(766,811)	(766,144)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(164,257)	(164,257)
Net loss	—	—	—	—	—	(471,568)	(471,568)
BALANCE – June 30, 2022	200,000	20	6,468,750	647	—	(1,402,636)	(1,401,969)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(978,882)	(978,882)
Net income	—	—	—	—	—	8,171,298	8,171,298
BALANCE – September 30, 2022	200,000	$20	6,468,750	$647	$—	$5,789,780	$5,790,447

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit

BALANCE – January 1, 2021	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	—	—	647
Issuance of Representative Shares	200,000	20	—	—	—	—	20
Issuance costs associated with the sale of Public Units	—	—	—	—	—	1,141,407	1,141,407
Sale of 692,500 Private Placement Warrants	—	—	—	—	—	—	—
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(8,805)	(8,805)
Net loss	—	—	—	—	—	(270,807)	(270,807)
BALANCE – March 31, 2021	200,000	20	6,468,750	647	—	861,795	862,462

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(11,775)	(11,775)
Net loss	—	—	—	—	—	(1,126,924)	(1,126,924)
BALANCE – June 30, 2021	200,000	$20	6,468,750	$647	$—	$(276,904)	$(276,237)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(16,377)	(16,377)
Net loss	—	—	—	—	—	(1,680,860)	(1,680,860)
BALANCE – September 30, 2021	200,000	$20	6,468,750	$647	$—	$(1,974,141)	$(1,973,474)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$7,046,193	$(3,078,591)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of warrant liabilities	(227,660)	86,810
Offering costs attributable to warrant liabilities	—	210
Interest earned on marketable securities held in Trust Account	(1,789,598)	(53,530)
Unrealized gain (loss) on marketable securities held in Trust Account	(18,983)	16,573
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	163,807	(357,102)
Related party payable	(150,273)	—
Income tax payable	2,312,076	—
Accrued expenses	1,050,477	2,425,396
Net cash provided by (used in) operating activities	8,386,039	(960,234)

Cash flows from Investing Activities:
Investment of cash in Trust Account	—	(258,750,000)
Withdrawals from investment account	416,427	—
Net cash provided by (used in) investing activities	416,427	(258,750,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	253,680,504
Proceeds from sale of Private Placement Warrants	—	6,819,495
Proceeds from promissory note – related party	—	149,476
Repayment of promissory note – related party	—	(149,476)
Payment of offering costs	—	(502,651)
Net cash provided by financing activities	—	259,997,348

Net Change in Cash	8,802,466	287,114
Cash – Beginning of period	1,501,391	—

Cash – End of period	$10,303,857	$287,114

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Issuance of Representative Shares	$—	$20
Initial classification of common stock subject to possible redemption	$—	$258,750,000
Remeasurement in value of common stock subject to redemption	$(1,146,754)	$(36,957)

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (the “Annual Report”). The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Reclassifications

Certain reclassifications were made to the prior period balances to conform to the current period presentation. These reclassifications do not restate the prior period financial statements and are for presentation purposes only.

Going Concern, Liquidity and Financial Condition

As of September 30, 2022 the Company had cash of $10,303,857 and working capital of $7,896,452. As of September 30, 2022, the Company will not need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. Additionally, as noted in the Second A&R Merger Agreement, Aspiration has agreed to deliver a termination fee of $7,000,000 if Closing does not occur on or before the Outside Date.

The Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on March 9, 2023). The mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of a Business Combination or the winding up of the Company. However, the Company cannot provide any assurance that, if needed, new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report. The Company has a termination date of less than one year from the issuance of this report.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 22.49% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 25.55% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Class A common stock subject to possible redemption	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Class A common stock subject to possible redemption	$6,400,006	$(1,316,501)	$5,518,790	$(2,411,245)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	25,875,000	25,875,000	25,875,000	25,875,000
Basic and diluted net income (loss) per share, Redeemable Ordinary Shares	$0.25	$(0.05)	$0.21	$(0.09)

Non-Redeemable Common Stock
Numerator:
Net income (loss)	$8,171,298	$(1,680,861)	$7,046,193	$(3,078,591)
Less: Net income (loss) attributable to Class A common stock subject to possible redemption	(6,400,006)	1,316,501	(5,518,790)	2,411,245
Net income (loss) attributable to common stock not subject to possible redemption	1,771,292	(364,360)	1,527,403	(667,346)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,161,270	7,161,270	7,161,270	7,161,270
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.25	$(0.05)	$0.21	$(0.09)

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

NOTE 3. PUBLIC OFFERING

There have been no changes to the public offering amounts previously disclosed in the 10-K filing. As of September 30, 2022, cash of $10,303,857 was held outside of the Trust Account and was available for working capital purposes.

 NOTE 4. PRIVATE PLACEMENT

There have been no changes to the private placement amounts previously disclosed in the 10-K.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

There have been no changes to the Founder Shares amounts previously disclosed in the 10-K.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company recorded $30,000 and $30,000, respectively in fees for these services. For the nine months ended September 30, 2022 and 2021, the Company recorded $90,000 and $70,000, respectively, in fees for these services. As of September 30, 2022 and December 31, 2021, the service fee payable was $0, respectively. Payments were reimbursed through the related party payable on the accompanying condensed balance sheets.

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

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of September 30, 2022 and December 31, 2021, the Company had $30,000 and $180,273 in related party payables outstanding, respectively.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company recorded $30,000 and $30,000, respectively in fees for these services. For the nine months ended September 30, 2022 and 2021, the Company recorded $90,000 and $70,000 respectively, in fees for these services. As of September 30, 2022 and December 31, 2021, the service fee payable was $0, respectively. Payments were reimbursed through the related party payable on the accompanying condensed balance sheets.

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

NOTE 7. WARRANTS

There have been no changes to the public warrant disclosure since the 10-K.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$260,194,982

Liabilities:
Warrant liability - Private placement warrants	3	$5,775
Warrant liability - Underwriters warrants	3	230
Total warrant liability		$6,005

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$258,802,828

Liabilities:
Warrant liability - Private placement warrants	3	$202,563
Warrant liability - Underwriters warrants	3	31,102
Total warrant liability		$233,665

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	September 30,	December 31,
Term	2022	2021
Risk-free interest rate	4.20%	1.23%
Market price of public stock	$9.79	$9.91
Dividend yield	0.00%	0.00%
Implied volatility	2.90%	21.80%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on December 31, 2022.

On September 30, 2022 and December 31, 2021 the Private Placement Warrants were determined to be valued at $0.05 and $1.75 per warrant, respectively. On September 30, 2022 and December 31, 2021, the Underwriter Warrants were valued at $0.01 and $1.35, respectively.

The following table presents the changes in the fair value of warrant liabilities:

Term	Private Placement	Underwriters Warrants
Fair value as of December 31, 2021	$202,563	$31,102
Change in valuation inputs or other assumptions	(196,788)	(30,872)
Fair value as of September 30, 2022	$5,775	$230

During the three-month period ended September 30, 2022, there were no transfers out of Level 3.

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

As previously disclosed in the Form 8-K filed on July 22, 2022, the Parties entered into a Second Amended and Restated Agreement and Plan of Merger (the “Second A&R Merger Agreement”), which further amends and restates the A&R Merger Agreement. One of the conditions of the Second A&R Agreement states an extension payment will be made by Aspiration to the Company in the amount of $10,000,000, payable in two equal installments on the Second Amendment Date and the 45th day following the Second Amendment Date. We have recorded the $10,000,000 as other income in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended September 30, 2022 compared to the three months ended September 30, 2021

For the three months ended September 30, 2022 and 2021, we had net income and loss of $8,171,298 and $1,680,860, respectively, a change of $9,852,158. The period to period change consists of a decrease in operating costs of $792,419, an increase in extension fee income of $10,000,000, an increase of $79,865 for changes in fair value of warrant liability, and an increase of $1,289,174 in interest earned on the Trust. We recorded gains for the change in the fair value of warrant liabilities of $46,385 for the three months ended September 30, 2022 compared to a loss of $33,480 for the three months ended September 30, 2021. The change in fair value of warrant liabilities is due to the decrease in warrant values from an ending balance of $ 192,315 as of September 30, 2021 to $ 6,005 as of September 30, 2022 as a result of current market conditions. Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the three months ended September 30, 2022 of $1,318,723 compared to $29,549 for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, we had an unrealized gain (loss) on marketable securities held in the Trust Account of $47,946 and $(13,172), respectively.

The nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

For the nine months ended September 30, 2022 and 2021, we had net income and loss of $7,046,193 and $3,078,591, respectively, a change of $10,124,784. The period to period change consists of a decrease in operating costs of $456,556, as well as the extension fee income of $10,000,000 received, and an offset of $314,470 for changes in fair value of warrant liability, and $1,736,068 related to changes in interest earned on the Trust. There were no warrant transaction costs for the nine months ended September 30, 2022 compared to $210 for the nine months ended September 30, 2021. We recorded a gain for the change in fair value of warrant liabilities of $227,660 for the nine months ended September 30, 2022 compared to loss of $86,810 for the nine months ended September 30, 2021. Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the nine months ended September 30, 2022 of $1,789,598 compared to $53,530 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, we had an unrealized gain (loss) on marketable securities held in the Trust Account of $18,983 and $(16,573), respectively.

Going Concern, Liquidity and Capital Resources

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

For the nine months ended September 30, 2022, cash provided by operating activities was $8,386,039. Net income of $7,046,193 was affected by the change in fair value of warrant liabilities of $227,660, interest earned on marketable securities held in the Trust Account of $1,789,598, and an unrealized gain on marketable securities held in the Trust Account of $18,983. Changes in operating assets and liabilities used was $3,376,087 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $260,194,982 including interest income of $1,789,598 and unrealized gains of $18,983 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $416,427 from the Trust Account related to payments for Delaware franchise taxes.

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

As of September 30, 2022, we had cash of $10,303,857 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As of September 30, 2022, the Company will not need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. Additionally, as noted in the Second A&R Merger Agreement, Aspiration has agreed to deliver a termination fee of $7,000,000 if Closing does not occur on or before the Outside Date.

The Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on March 9, 2023). The mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of a Business Combination or the winding up of the Company.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the entire amount of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company’s statement of operations includes a presentation of income (loss) per share of common stock in a manner similar to the two-class method of income (loss) per share.

Net income (loss)per share of common stock, basic and diluted, for our Class A common stock subject to possible redemption is calculated by dividing (i) its allocable share of net income (loss)by (ii) the weighted average number of shares of our Class A common stock subject to possible redemption outstanding during the period.

Net income (loss)per share of common stock, basic and diluted, for our non-redeemable Class A common stock is calculated by dividing (i) its allocable share of net income (loss)by (ii) the weighted average number of shares of our non-redeemable Class A common stock outstanding during the period.

The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase shares of our Class A common stock in the calculation of diluted net income (loss)per share, since the exercise of such warrants into shares of our Class A common stock is contingent upon the occurrence of future events and their inclusion would be anti-dilutive. As a result, diluted net income (loss)per common stock is the same as basic net income (loss) per common stock for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022, as previously disclosed on the Annual Report, due to the material weaknesses in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity, and an adjustment to reflect an accrual as of December 31, 2021. Notwithstanding these identified material weaknesses as of September 30, 2022, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Quarterly Report on Form 10-Q filed on August 22, 2022 other than the below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on March 9, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 20 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $1.8 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or March 4, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by March 9, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

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

INTERPRIVATE III FINANCIAL PARTNERS INC.

Date: November 21, 2022	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)