Form 10-K
period 2022-12-31
InterPrivate III Financial Partners Inc.
filed 2023-04-17
CIK 1839610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 001-40151

INTERPRIVATE III FINANCIAL PARTNERS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3069266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1350 Avenue of the Americas, 2nd Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 920-0125

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fifth of one redeemable warrant	IPVF.U	NYSE American LLC
Class A common stock, par value $0.0001 per share	IPVF	NYSE American LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	IPVF WS	NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $253,575,000.

As of April 17, 2023, the Registrant had 2,894,176 shares of its Class A common stock, $0.0001 par value per share, and 6,468,750 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS and risk factor summary

The statements contained in this report that are not purely historical are forward-looking statements. Our forward- looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward- looking statements in this Annual Report on Form 10-K (the “Annual Report on Form 10-K” or “Annual Report”) may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to access additional sources of capital to allow us to continue operating our business and pursuing an initial business combination

●	our ability to complete our initial business combination

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek stockholder approval of our initial business combination, our Sponsor, initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Because of the redemptions that were effected in connection with the approval of an extension of the deadline by which we must consummate an initial business combination, we no longer satisfied the continued listing standards of the New York Stock Exchange (“NYSE”), which required us to transfer our listing to the NYSE American LLC (“NYSE American”). There can be no assurance that we will be able to comply with the continued listing standards of the NYSE American, or any other securities exchange.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement units not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

●	Our private placement warrants are accounted for as liabilities and the changes in value of our private placement warrants could have a material effect on our financial results.

●	We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

PART I

References in this report to “we,” “us” or the “Company” refer to InterPrivate III Financial Partners Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to InterPrivate Acquisition Management III, LLC, a Delaware limited liability company. References to our “initial stockholders” refer to the Sponsor and certain individuals that own shares of Class B common stock.

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

A total of $258,750,000, comprised of $251,825,000 of the proceeds from the IPO (which amount included $9,056,250 of the underwriters’ deferred discount) and $6,925,000 of the proceeds of sales of the private placement units, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Class A common stock included in the Units sold in the IPO (“public shares”) properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the public shares if the Company does not complete its initial business combination by March 9, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of the public shares if the Company is unable to complete an initial business combination by March 9, 2023, subject to applicable law.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $9,056,250 in underwriting discounts and commissions, which amount would have been payable upon consummation of our initial business combination if consummated) and approximately $612,651 in expenses relating to the Public Offering, $1,673,850 of the net proceeds of the Public Offering and private placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2022 there was $29,705,790 in investments and cash held in the Trust Account and $7,592,144 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2022, none of the funds had been withdrawn from the Trust Account to fund the Company’s working capital expenses.

On August 18, 2021, we entered into an agreement and plan of merger with our direct and wholly-owned subsidiaries, InterPrivate III Merger Sub Inc. (“Merger Sub”) and InterPrivate III Merger Sub II LLC (“Merger Sub II”), and Aspiration Partners Inc., Inc. (“Aspiration”), relating to a proposed business combination transaction between the Company and Aspiration, which agreement was subsequently amended and restated first on December 15, 2021, then again on July 21, 2022, and further amended on December 29, 2022 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Aspiration with Aspiration surviving such merger as a wholly owned subsidiary of InterPrivate III (the “First Merger”) and, immediately following the First Merger and as part of the same overall transaction as the First Merger, the surviving corporation will merge with and into Merger Sub II with Merger Sub II surviving such merger (the “Second Merger”). The transactions contemplated by the Merger Agreement are referred to as the “Business Combination,” and in connection with the consummation of the Business Combination, the Company will be renamed “Aspiration, Inc.” and is referred to herein as “New Aspiration” as of the time following such change of name. The Business Combination has been approved by the boards of directors or managing member, as applicable, of each of the Company, Merger Sub, Merger Sub II and Aspiration.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

For additional information regarding Aspiration, the Merger Agreement and the Business Combination, see the Current Reports on Form 8-K filed by the Company on August 19, 2021, December 16, 2021, July 22, 2022 and December 30, 2022 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results Of Operations” of this Annual Report on Form 10-K.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

On December 21, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”) from March 9, 2023 (the “Original Outside Date”) to April 9, 2023 (the “Extended Date”), and to allow the Company to elect to further extend in one-month increments up to two additional times, or a total of up to three months after March 9, 2023, until June 9, 2023 (the “Additional Extended Date”). In connection with the Special Meeting, stockholders holding an aggregate of 23,873,324 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.10 per share of the funds held in the Company’s trust account, leaving approximately $20.6 million in cash in the trust account after satisfaction of such redemptions.

The Company will contribute funds from its working capital account, or if such working capital account is depleted, then the Sponsor has agreed to lend to the Company an amount per month of the extension of the date by which the Company must consummate a business combination (the “Extension”), determined by multiplying $0.06 by the number of public shares outstanding following the redemptions of public shares effected in connection with the Special Meeting, up to a maximum of $210,000 per month and $630,000 in the aggregate if all three extensions are implemented, which the Company shall deposit into the Trust Account. Additionally, on March 4, 2023, in advance of the 24-month anniversary of its IPO, the Company deposited the remaining amount of funds in its Trust Account into a variable interest bearing account currently expected to yield approximately 3.0% per annum.

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

We believe that the combination of independent sponsors, family offices, private equity and venture capital firms will provide us with substantial and differentiated access to potential business combination targets. We currently intend to concentrate our efforts in identifying businesses in the financial services industry with a particular focus on tech-enabled companies where our expertise, experience, network and access to public markets will allow us to identify differentiated merger opportunities. We believe that our management team, board of directors and network of advisors can affect the outcome and accelerate growth and value creation. The financial services industry is a large (more than 12% of the US economy), diverse and fragmented market sector that requires deep industry specialization and is currently undergoing a technology-driven secular dislocation. We estimate that there are between 80 to 100 private tech-enabled financial services companies valued at more than $1 billion that may seek access to the public markets. It is our expectation that the leading tech-enabled financial services companies we are seeking to partner with will be able to effectively challenge large long-established financial services companies. In order to achieve this goal, tech-enabled financial services companies will need to access competitively priced equity capital that is not readily available to them from traditional sources. Venture capital is too expensive and often insufficient to fuel rapid growth. Traditional public offerings markets are challenged without a trusted public market investor to validate valuation and simplify an often-complex investment thesis. We believe we have a purpose-built team to shepherd these growing companies in the next step of their development.

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

If we elect to pursue an investment outside of the financial services industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding that industry might not be relevant to an understanding of the business that we elect to acquire.

Business Strategy

We will seek to capitalize on the extensive networks and significant financial services, financial technology, transaction, investment and operating experience of Ahmed Fattouh, our Chairman and Chief Executive Officer, Sunil Kappagoda, our Vice Chairman, and our board of directors to source, evaluate and acquire a financial technology business, although we may pursue a business combination outside that industry.

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

Mr. Fattouh, our Chairman and Chief Executive Officer, has over 25 years of experience in private equity investing and sourcing and executing complex mergers and acquisitions transactions. Mr. Fattouh is the founder of InterPrivate LLC, an investment firm founded in 2017 that pursues private investment opportunities in partnership with leading family offices and private equity firms. Mr. Fattouh’s blank check company experience includes serving as Chairman and Chief Executive Officer of InterPrivate Acquisition Corp., which closed a business combination with Aeva Inc. in March 2021, senior advisor to Tuscan Holdings Corp., which closed a business combination with Microvast Inc. in July 2021, and Chairman and Chief Executive Officer of InterPrivate II Acquisition Corp., which closed a business combination with Getaround Inc. in December 2022. Mr. Fattouh is a former member of the private equity group at Investcorp International and of the mergers and acquisitions department of Morgan Stanley & Co. in New York. He has participated in notable transactions involving private and public industry leaders including RJR Nabisco, Mobil Corporation, Ampolex, IBM, Elf Atochem, Tivoli Systems, Eagle Industries, Amerace, Washington Energy, Puget Power, Synergy Gas, KKR, Saks Fifth Avenue, Werner Ladder, Falcon Building Products, LVMH Moet Hennessy Louis Vuitton, Bliss, Eastern Software, Sumo Logic, and Fidelity National Information Systems.

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

Mr. Fattouh and InterPrivate founded InterPrivate Acquisition Corp. (“IPV I”), a blank check company formed for substantially similar purposes as our company. IPV I completed its initial public offering in February 2020, in which it sold 21,000,000 units at $10.00 per unit, with each unit comprised of one share of common stock and one-half of one redeemable warrant to purchase one share of common stock, generating gross proceeds of $210,000,000. In November 2020, IPV I announced its proposed business combination with Aeva Inc. (“Aeva”), a provider of comprehensive perception solutions for automated driving applications, for aggregate consideration of approximately $1.8 billion. Aeva is a perception solutions company providing 4D LiDAR on a chip. The IPV I team assisted in raising a total of $320 million in PIPE capital for Aeva in connection with the business combination. IPV I’s business combination transaction with Aeva closed in March 2021.

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

The past performance of our management team or their respective affiliates, including InterPrivate, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. An investment in us is not an investment in any of the companies affiliated with members of our management team. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance. For more information on the experience and background of our management team, see Item 10. “Directors, Executive Officers and Corporate Governance.”

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

Initial Business Combination

In accordance with the NYSE American listing rules, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the taxes payable on the interest earned on the Trust Account) at the time of signing the agreement to enter into the initial business combination. We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgement. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent valuation or appraisal firm with respect to satisfaction of such criteria. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, we will obtain an opinion with respect to the satisfaction of such criteria from an independent investment bank or an independent valuation or accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

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

Each of our directors and officers, directly or indirectly, own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. In particular, certain of our officers and directors are actively engaged in InterPrivate IV InfraTech Partners Inc. (“IPV IV”) (Nasdaq: IPVI), a special purpose acquisition company that consummated its initial public offering. IPV IV, like us, may pursue initial business combination targets in any business or industry and is expected to have a similar window as us in which it may complete its initial business combination. Any such companies, businesses or investments, including IPV IV, may present additional conflicts of interest in pursuing an initial business combination. Additionally, Ahmed Fattouh, our Chairman and Chief Executive Officer, and Brandon Bentley, our General Counsel, are members of InterPrivate LLC, which is the managing member of InterPrivate Capital LLC, which in turn is the sole managing member of our Sponsor. However, we do not believe that any such potential conflicts would materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

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

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE American’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by the NYSE American rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE American rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we maintain a listing for our securities on the NYSE American, we will be required to comply with the NYSE American’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE American. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, the private placement shares purchased by the Sponsor and the representative shares, we would not need any additional shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the Extended Date or Additional Extended Date, as applicable.

Redemption of Public Shares and Liquidation if No Initial Business Combination

After the Special Meeting, our amended and restated certificate of incorporation provides that we have only until the Extended Date or Additional Extended Date, as applicable, to complete our initial business combination. If we are unable to complete our initial business combination by the Extended Date or Additional Extended Date, as applicable, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the Extended Date or Additional Extended Date, as applicable.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our initial business combination by the Extended Date or Additional Extended Date, as applicable. However, if our initial stockholders or management team acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by the Extended Date or Additional Extended Date, as applicable.

Our initial stockholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or Additional Extended Date, as applicable, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. As of December 31, 2022, we held approximately $7,592,144 of cash outside the Trust Account available for working capital purposes.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extended Date or Additional Extended Date, as applicable may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extended Date or Additional Extended Date, as applicable, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the Extended Date or Additional Extended Date, as applicable, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Extended Date or Additional Extended Date, as applicable, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the Extended Date or Additional Extended Date, as applicable, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or Additional Extended Date, as applicable or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by the Extended Date or Additional Extended Date, as applicable, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees

We currently have three executive officers: Ahmed Fattouh, Brandon Bentley and Minesh Patel. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our initial stockholders own approximately 69.1% of our outstanding common stock immediately following the redemptions in connection with the Special Meeting. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares, the private placement shares purchased by the Sponsor and the representative shares. As a result, in addition to our initial stockholders’ founder shares, the private placement shares purchased by the Sponsor and the representative shares, we would not need any additional shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted).

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

Because a substantial number of our stockholders have already elected to redeem their public shares, it may not be possible for us to complete a business combination.

In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption would exceed the aggregate amount of cash available to us or cause us to have net tangible assets below $5,000,001 immediately prior to or upon consummation of an initial business combination, under our amended and restated certificate of incorporation, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination. If we are not able to complete a business combination or another initial business combination by the applicable extension date, the latest of which is June 9, 2023 (assuming our board of directors approves all three one-month extensions allowed under our amended and restated certificate of incorporation), we will cease all operations except for the purpose of winding up, redeeming the public shares and liquidating the trust account, in which case our warrants will expire worthless.

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

We may not be able to complete our initial business combination by the Extended Date or Additional Extended Date, as applicable, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by the Extended Date or Additional Extended Date, as applicable. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE American rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If the amount of our working capital held outside of the Trust Account is insufficient to allow us to operate until at least the Extended Date or Additional Extended Date, as applicable, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least the Extended Date or Additional Extended Date, as applicable; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their respective affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

Our private placement warrants are accounted for as liabilities and the changes in value of our private placement warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 138,500 private placement warrants, and determined to classify the private placement warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on March 3, 2023, in advance of the 24-month anniversary of the effective date of the registration statement relating to our IPO, we instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in a variable interest bearing account currently expected to yield approximately 3.0% per annum.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on March 9, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 25 months after the effective date of our IPO, as of the date of this Annual Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

Up until March 3, 2023, the funds in the trust account have been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in the trust account included approximately $485,099 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on March 3, 2023, in advance of the 24-month anniversary of the effective date of the registration statement relating to our IPO, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and, thereafter, to hold all funds in the trust account in a variable interest bearing account currently expected to yield approximately 3.0% per annum.

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

If we have not completed an initial business combination by the Extended Date or Additional Extended Date, as applicable, our public stockholders may be forced to wait beyond such date before redemption from our Trust Account.

If we have not completed an initial business combination by the Extended Date or Additional Extended Date, as applicable, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the Extended Date or Additional Extended Date, as applicable, before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our liquidation unless we complete our initial business combination or amend certain material provisions of our amended and restated certificate of incorporation prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extended Date or Additional Extended Date, as applicable may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the Extended Date or Additional Extended Date, as applicable in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extended Date or Additional Extended Date, as applicable is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE American’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE American. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the redemptions in connection with the Special Meeting, there were 377,105,824 and 13,531,250 authorized but unissued shares of Class A common stock and Class B common stock, respectively, and 1,000,000 shares of preferred stock available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after the Public Offering, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond the Extended Date or Additional Extended Date, as applicable or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

On January 13, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, in consideration of 5,750,000 founder shares. On February 4, 2021 our Sponsor transferred 30,000 founder shares to each of Gordy Holterman, Rich McGinn, John McCoy and an estate planning vehicle managed by Howard Newman, resulting in our Sponsor holding 5,630,000 founder shares. On March 4, 2021, we effected a 1:1.125 stock split of our Class B common stock, resulting in our Sponsor holding an aggregate of 6,348,750 founder shares. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,875,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. The underwriters exercised the over-allotment in full simultaneously with the closing of the Public Offering, thus no shares were forfeited. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and EarlyBirdCapital have purchased an aggregate of 692,500 private placement units, for an aggregate purchase price of $6,925,000, or $10.00 per unit, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Extended Date or Additional Extended Date, as applicable, nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of the Public Offering and the sale of the private placement units after the redemptions in connection with the Special Meeting, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

After effecting the redemptions in connection with the Special Meeting, there was approximately $20.6 million left in the Trust Account that we may use to complete our initial business combination and pay related fees and expenses.

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

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to further amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Following the Special Meeting, we amended our amended and restated certificate of incorporation to extend the time to consummate our initial business combination. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by the Extended Date or Additional Extended Date, as applicable or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own approximately 69.1% of our common stock after giving effect to the redemptions in connection with the Special Meeting, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or Additional Extended Date, as applicable or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the cash portion of the purchase price of a business combination target exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” if we are unable to complete a business combination by the Extended Date or Additional Extended Date, as applicable, our amended and restated certificate of incorporation provides that we must cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon effecting the redemptions in connection with the Special Meeting, our initial stockholders own approximately 69.1% of our issued and outstanding shares of common stock (including the private placement shares underlying the private placement units). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Following the completion of the Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. In particular, certain of our officers and directors are actively engaged in IPV IV, a special purpose acquisition company. IPV IV, like us, may pursue an initial business combination target in any business or industry and is expected to have a similar window as us in which it may complete its initial business combination. Any such companies, businesses or ventures, including IPV IV, may present additional conflicts of interest in pursuing an initial business combination. Additionally, Ahmed Fattouh, our Chairman and Chief Executive Officer, and Brandon Bentley, our General Counsel, are members of InterPrivate LLC, which is the managing member of InterPrivate Capital LLC, which in turn is the sole managing member of our Sponsor. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or Additional Extended Date, as applicable or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by the Extended Date or Additional Extended Date, as applicable, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by the Extended Date or Additional Extended Date, as applicable is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the Extended Date or Additional Extended Date, as applicable, before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE American or any other exchange on which our securities may be listed in the future.

Our Units, Class A common stock and warrants are currently listed on the NYSE American.

Our eligibility for continued listing may depend on, among other things, the number of our shares that are redeemed and the resulting market capitalization, public float and number of round lot holders of our shares immediately after the Business Combination, each of which may drop below the required amount due to redemptions. If, in connection with the Business Combination or any other business combination, the NYSE American delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and warrants are listed on the NYSE American, our Units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Prior to the Public Offering there was no public market for any of our securities. The public offering price of the Units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Public Offering, management held customary organizational meetings with the representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Public Offering, prices and terms of the Units, including the Class A common stock and warrants underlying the Units, include:

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results, including our ability to consummate an initial Business Combination.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022 related to the classification of redeemable common stock as components of either permanent or temporary equity, remeasurement of Class A common stock subject to redemption, and accounting for accruals of certain expenses including tax liabilities.

While we have expanded and improved our review process for complex securities and related accounting standards and our previous material weaknesses have been remediated, if we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result, all of which could delay or disrupt our efforts to consummate an initial business combination. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity, remeasurement of Class A common stock subject to redemption, and accounting for accruals of certain expenses including tax liabilities, and other matters raised or that may in the future be raised by the SEC, we may face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units, Class A common stock and warrants are listed on NYSE American under the symbols “IPVF.U,” “IPVF” and “IPVF WS”, respectively.

(b) Holders

As of December 31, 2022, there were three holders of record of our Units, two holders of record of our Class A common stock, five holders of record of our Class B common stock and one holder of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

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

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we”, “us”, “our” or the “Company” are to InterPrivate III Financial Partners Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

As previously disclosed in the Form 8-K filed on July 22, 2022, the Company, Merger Sub, Merger Sub II and Aspiration entered into a Second Amended and Restated Agreement and Plan of Merger (the “Second A&R Merger Agreement”), which further amends and restates the A&R Merger Agreement. One of the conditions of the Second A&R Agreement states an extension payment will be made by Aspiration to the Company in the amount of $10,000,000, payable in two equal installments on the Second Amendment Date and the 45th day following the Second Amendment Date. We have recorded the $10,000,000 as other income in the financial statements.

As previously disclosed in the Form 8-K filed on December 29, 2022, the Company, Merger Sub, Merger Sub II and Aspiration entered into an amendment to the Second A&R Merger Agreement to (i) extend the Outside Date (as defined in the Second A&R Merger Agreement) from December 31, 2022 to March 31, 2023, (ii) provide that the Other Termination Fee (as defined in the Second A&R Merger Agreement) is payable if the Second A&R Merger Agreement is terminated by either Aspiration or the Company for convenience (and not pursuant to any other enumerated termination right) and (iii) include Aspiration’s recently issued Series C-5 Preferred Stock, par value $0.000003 per share, within the definition of “Company Preferred Stock.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2022 through December 31, 2022 and the period from March 9, 2021 through December 31, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $7,892,293 which consists of operating costs of $3,271,184, a gain on the change in fair value of the warrant liability of $225,350, interest income on marketable securities held in the Trust Account of $3,805,215, and an unrealized loss on marketable securities held in the Trust Account of $42,811. Further, the Company earned extension fee income of $10,000,000 and had a provision for income taxes of $2,824,277 for the year ended December 31, 2022.

For the year ended December 31, 2021, we had a net loss of $1,113,238 which consists of operating costs of $1,037,696, a loss on the change in fair value of the warrant liability of $128,160, interest income on marketable securities held in the Trust Account of $102,287, and an unrealized loss on marketable securities held in the Trust Account of $49,459.

On December 19, 2022, 23,873,324 shares of the Company’s issued and outstanding Class A common stock were redeemed for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of approximately $241.3 million. Following such redemptions, 2,001,676 shares of the Company’s Class A common stock remain outstanding and approximately $20.5 million remained in the Company’s trust account before the deposit of funds by the Company in the amount of $120,101, or approximately $0.06 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions.

Liquidity, Capital Resources and Going Concern

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

For the year ended December 31, 2022, cash provided by operating activities was $5,401,631. Net income of $7,892,293 was affected by a non-cash charge related to the change in fair value of the warrant liability of $225,350 interest earned on marketable securities held in the Trust Account of $3,805,215 and an unrealized loss on marketable securities held in in the Trust Account of $42,811 and deferred taxes of $39,965. Changes in operating assets and liabilities provided $1,457,127 of cash for operating activities.

For the year ended December 31, 2021, cash provided by operating activities was $254,042. Net loss of $1,113,238 was affected by a non-cash charge related to the change in warrant liability of $128,160, interest earned on marketable securities held in the Trust Account of $102,287 and an unrealized loss on marketable securities held in in the Trust Account of $49,459 and offering costs allocable to warrant liabilities of $210. Changes in operating assets and liabilities provided $1,291,738 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $29,705,790 (including $9,083,830 of principal and interest payable to redeeming public shareholders, $577,369 of interest income and unrealized losses of $92,270, after withdrawals for tax payments) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $809,223 in interest earned from the Trust Account for tax purposes. At December 31, 2022 Class A common stock redemptions in the amount of $9,083,830 were payable from the Trust Account.

As of December 31, 2021, we had marketable securities held in the Trust Account of $258,802,828 (including $102,287 of interest income and unrealized losses of $49,459) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2022, we had cash of $7,592,144. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

The Company currently has less than 12 months from the date these financial statements were issued to complete a business combination (after the extension, the latest date by which we must consummate a business combination is June 9, 2023). The mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of a business combination or the winding up of the Company.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We engaged EarlyBirdCapital as our advisor in connection with the business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and Aspiration’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the business combination, assist us in obtaining stockholder approval for the business combination and assist us with its press releases and public filings in connection with the business combination. On February 14, 2022, the BCMA was amended, and as a result Morgan Stanley is no longer required to perform any services under the BCMA and is not entitled to receive any compensation thereunder. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of the business combination in an amount equal to 1.75% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable).

We have issued to EarlyBirdCapital, and/or its designees, 200,000 representative shares (the “representative shares”) for nominal consideration. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without our prior consent until the completion of our initial business combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination by the Extended Date or Additional Extended Date, as applicable.

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

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2022 and 2021, the private placement warrants were accounted for as liabilities, and the public warrants were accounted for as temporary equity.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, the entire amount of the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity, remeasurement of Class A common stock subject to redemption, and accounting for accruals of certain expenses including tax liabilities. Notwithstanding these identified material weaknesses as of December 31, 2022, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer determined that our internal controls over financial reporting were not effective as of December 31, 2022, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our controls related to the classification of redeemable common stock as components of either permanent or temporary equity, remeasurement of Class A common stock subject to redemption, and accounting for accruals of certain expenses including tax liabilities were not effectively designed or maintained.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the course of fiscal 2023.

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Subsequent to the Special Meeting, the Company made the decision to apply to list its securities on the NYSE American LLC (the “NYSE American”), as the redemptions made in connection with the Special Meeting reduced the Company’s public float to below $40,000,000 but greater than $20,000,000. On February 13, 2023, the Company issued a press release announcing that it would transfer its listing to the NYSE American. The Company received written confirmation that it received the final approval for listing from the staff of the NYSE American on February 13, 2023. In connection with listing on the NYSE American, the Company voluntarily delisted from the New York Stock Exchange. The Company filed a Form 8-A relating the listing of its securities on NYSE American on February 15, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Ahmed Fattouh	49	Chairman and Chief Executive Officer
Sunil Kappagoda	58	Vice Chairman
Brandon Bentley	48	General Counsel
Minesh Patel	38	Vice President
Gordy Holterman	57	Director
Rich McGinn	76	Director
Howard Newman	75	Director
John McCoy	79	Director

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

John McCoy, one of our directors, retired as Chairman and Chief Executive Officer of Bank One Corporation in December 1999, where he had been CEO since 1984. During his tenure as CEO, the company grew from $9.1 billion in assets to $269.4 billion, participating in more than 100 acquisitions of other financial institutions. Prior to moving to the parent company in 1983 as President and Chief Operating Officer, he was president of Bank One, Columbus, NA from 1977 until 1983, and of Bank One Trust Company, NA in 1981. He joined Bank One (then City National Bank& Trust Company) in 1970. Mr. McCoy is a director of Onex Corporation (OCX.SV on the Toronto Stock Exchange). He also serves on the holding company board of First Capital Bancshares, sits on the Advisory Board of Second Curve Capital, and is a member of the PGA TOUR First Tee Foundation Board of Governors. Mr. McCoy is a retired director of AT&T Inc. and Cardinal Health, Inc. and retired Chairman of the PGA TOUR Policy board, and is former board chair and director of Battelle Memorial Institute. Mr. McCoy is a former member of the board of trustees of Williams College and of Stanford University and past chairman of the board of trustees of Kenyon College. He has served on the Advisory Council of the Graduate School of Business at Stanford University and the Advisory Board of FTV Capital. Mr. McCoy graduated from Williams College with a B.A. degree in history, and he holds an M.B.A. degree in finance from Stanford University’s Graduate School of Business. We believe Mr. McCoy is qualified to serve on our board of directors because of his expertise in growing public companies.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE American. The term of office of the first class of directors, consisting of Gordy Holterman, Rich McGinn and Howard Newman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of John McCoy and Sunil Kappagoda, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Ahmed Fattouh, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

The rules of the NYSE American and our amended and restated certificate of incorporation require that a majority of our board of directors be independent within one year of the Public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the NYSE American rules and applicable SEC rules. Our board of directors has determined that Gordy Holterman, Rich McGinn, Howard Newman and John McCoy are “independent directors” as defined in the NYSE American listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Audit Committee

We have established an audit committee of the board of directors. Gordy Holterman, Rich McGinn and John McCoy serve as members of our audit committee, and Gordy Holterman chairs the audit committee. Under NYSE American listing standards and applicable SEC rules, we are required to have three members of the audit committee within one year of listing, all of whom must be independent. Gordy Holterman, Rich McGinn and John McCoy meet the independent director standard under NYSE American listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of our board of directors. The members of our nominating and corporate governance committee are Howard Newman and John McCoy, and Howard Newman serves as chairman of the nominating and corporate governance committee.

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

Compensation Committee Interlocks and Insider Participation1

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

1 Company to confirm

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics, our audit committee, compensation committee and nominating and corporate governance committee charters as exhibits to the Registration Statement on Form S-1. You may review each of these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE American rules, we will disclose the nature of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table is based on 9,362,926 shares of common stock outstanding as of the date of this Annual Report, of which 2,894,176 were shares of Class A common stock (including the 200,000 representative shares and 692,500 shares of Class A common stock underlying the private placement units) and 6,468,750 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock	Number of Class B Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class B Common Stock
InterPrivate Acquisition Management III, LLC(2)(3)(4)	577,500	20.0%	6,348,750	98.1%
Ahmed Fattouh(2)(3)(4)	577,500	20.0%	6,348,750	98.1%
Sunil Kappagoda(4)	—	—	—	—
Brandon Bentley(4)	—	—	—	—
Minesh Patel(4)	—	—	—	—
Gordy Holterman(2)(4)	—	—	30,000	*
Rich McGinn(2)(4)	—	—	30,000	*
Howard Newman(2)(4)(5)	—	—	30,000	*
John McCoy(2)(4)	—	—	30,000	*
All officers and directors as a group (eight individuals)	577,500	20.0%	6,468,750	100%
EarlyBirdCapital, Inc., David Nussbaum and Steven Levine(6)	315,000	10.9%	—	—

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 1350 Avenue of the Americas, 2nd Floor, New York, NY 10019.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.

(3)	The securities are held directly by InterPrivate Acquisition Management III, LLC. InterPrivate Capital LLC is the managing member of the Sponsor, and Ahmed Fattouh is the managing member of InterPrivate Capital LLC. Ahmed Fattouh has sole voting and investment discretion with respect to the common stock held of record by the Sponsor. Mr. Fattouh disclaims any beneficial ownership of the securities held by the Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Each member of our management team is among the members of our Sponsor and may be entitled to distributions of the securities held by our Sponsor.

(5)	These 30,000 founder shares are held directly by Zehm Family LLC, an estate planning vehicle for which Mr. Newman serves as the managing member. Mr. Newman has voting and dispositive power over the securities held directly by Zehm Family LLC.

(6)	Interests shown consist of 140,000 representative shares and 115,000 shares underlying the private placement units of the Company held by EarlyBirdCapital, Inc., a Delaware corporation, 30,000 representative shares held by David Nussbaum and 30,000 representative shares held by Steven Levine. David Nussbaum, Steven Levine, Amy Kaufmann and Michelle Pendergast, all U.S. citizens, are officers of EarlyBirdCapital, Inc. and share investment and voting power with regards to the 255,000 shares held by EarlyBirdCapital, Inc. Each of David Nussbaum and Steven Levine has sole investment and voting power over the shares held individually. The address of the principal business office of each of EarlyBirdCapital, Inc. and the officers is One Town Center Road, Suite 550 Boca Raton, FL 33486.

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

Private Placement Units

Simultaneously with the closing of the Public Offering, we consummated the private placement of 577,500 private placement units, at a price of $10.00 per unit, to the Sponsor, generating proceeds of approximately $5,775,000. Additionally, we consummated the private placement of 115,000 private placement units, at a price of $10.00 per unit, to EarlyBirdCapital, one of the underwriters, generating proceeds of approximately $1,150,000. The private placement units are identical to the units sold in the Public Offering, subject to certain limited exceptions. A portion of the purchase price of the private placement units was added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a business combination by the Extended Date, the proceeds from the sale of the private placement units held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the private placement units (and their underlying securities) will expire worthless. The private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor, EarlyBirdCapital or their permitted transferees. If the private placement warrants are held by holders other than our Sponsor, EarlyBirdCapital or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company would repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units.

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of December 31, 2022 and December 31, 2021, the Company had $90,080 and $180,273 in related party payables outstanding, respectively.

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

Director Independence

Currently Messrs. Holterman, McGinn, Newman and McCoy would each be considered an “independent director” under the NYSE American listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from September 10, 2020 (inception) through December 31, 2022 totaled $175,615.

The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from September 10, 2020 (inception) through December 31, 2022.

Tax Fees. During the period from September 10, 2020 (inception) through December 31, 2022, fees for our independent registered public accounting firm for the preparation of 2020 Corporation tax return was approximately $0.

All Other Fees. We did not pay Marcum for other services for the period from September 10, 2020 (inception) through December 31, 2022

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

No.	Description of Exhibit
1.2	Business Combination Marketing Agreement, dated March 4, 2021, by and among the Company and Morgan Stanley & Co. LLC and EarlyBirdCapital Inc., as representatives of the several underwriters (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

2.1†	Agreement and Plan of Merger, dated as of August 18, 2021, by and among InterPrivate III Financial Partners Inc., InterPrivate III Merger Sub Inc., InterPrivate III Merger Sub II LLC and Aspiration Partners Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).

2.2†	Amended and Restated Agreement and Plan of Merger, dated December 15, 2021, by and among InterPrivate III Financial Partners Inc., InterPrivate III Merger Sub Inc., InterPrivate III Merger Sub II LLC and Aspiration Partners, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on December 16, 2021).

2.3†	Second Amended and Restated Agreement and Plan of Merger, dated July 21, 2022, by and among InterPrivate III Financial Partners Inc., InterPrivate III Merger Sub Inc., InterPrivate III Merger Sub II LLC and Aspiration Partners, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on July 22, 2022).

2.4	Amendment No. 1, dated as of December 29, 2022, to Second Amended and Restated Agreement and Plan of Merger, dated July 21, 2022, by and among InterPrivate III Financial Partners Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on December 30, 2022).

3.1*	Amended and Restated Certificate of Incorporation.

3.2	Bylaws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253189), filed with the SEC on February 17, 2021).

3.3	Form of New Aspiration Second Amended and Restated Certificate of Incorporation (incorporated by reference to Annex B to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

3.4	Form of New Aspiration Bylaws (incorporated by reference to Annex C to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

3.5	Form of Certificate of Designations (incorporated by reference to Annex J to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253189), filed with the SEC on February 26, 2021).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253188), filed with the SEC on February 26, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253188), filed with the SEC on February 26, 2021).

4.4	Warrant Agreement, dated March 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

4.5	Amended and Restated Warrant Agreement, dated July 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-40151), filed with the SEC on July 23, 2021).

4.6	Form of Oaktree Warrant (incorporated by reference to Annex K to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

4.7	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40151), filed with the SEC on March 31, 2022).

10.1	Letter Agreement among InterPrivate III Financial Partners Inc., InterPrivate Acquisition Management III, LLC, its officers and directors, dated as of March 4, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.2	Investment Management Trust Agreement, dated March 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.3	Registration Rights Agreement, dated March 4, 2021, by and among the Company, InterPrivate Acquisition Management III LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.4	Sponsor Private Placement Units Purchase Agreement, dated March 4. 2021 by and between the Company and InterPrivate Acquisition Management III LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.5	Underwriter Private Placement Units Purchase Agreement between InterPrivate III Financial Partners, Inc. and EarlyBirdCapital, Inc., dated as of March 4, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.6	Administrative Services Agreement, dated March 4, 2021, by and between the Company and InterPrivate Acquisition Management III LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40151), filed with the SEC on March 9, 2021).

10.7	Promissory Note, dated as of January 13, 2021, issued to InterPrivate Acquisition Management III, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-253189), filed with the SEC on February 17, 2021).

10.8	Securities Subscription Agreement between InterPrivate Acquisition Management III, LLC and InterPrivate III Financial Partners Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-253189), filed with the SEC on February 17, 2021).

10.9	Form of Strategic Services Agreement by and between InterPrivate III Financial Partners Inc. and Minesh Patel (Incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253189), filed with the SEC on February 26, 2021).

10.10	Form of Subscription Agreements (incorporated by reference to Annex D and Annex E to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.11	Company Support Agreement, dated August 18, 2021, by and among InterPrivate III Financial Partners Inc., Aspiration Partners Inc. and certain stockholders of Aspiration Partners Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).

10.12	Sponsor Support Agreement, dated August 18, 2021, by and among InterPrivate Acquisition Management III, LLC, InterPrivate III Financial Partners Inc. and Aspiration Partners Inc (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on August 19, 2021).

10.13	Form of Aspiration, Inc. 2022 Incentive Award Plan (incorporated by reference to Annex F to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.14	Form of Aspiration, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Annex G to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.15	Form of Registration Rights Agreement (incorporated by reference to Annex H to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.16	Form of Stockholders’ Agreement (incorporated by reference to Annex I to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.17†	Series X Preferred Stock Purchase Agreement, dated December 15, 2021, by and among Aspiration Partners, Inc., InterPrivate III and OCM Aspiration Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on December 16, 2021).

10.18	Investor Rights Agreement, by and between InterPrivate III Financial Partners Inc. and OCM Aspiration Holdings, LLC (incorporated by reference to Annex L to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.19+	Contribution Partner Agreement, dated February 19, 2021, by and between Aspiration Partners, Inc. and Eden Reforestation Projects, as amended on September 22, 2021 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.20	Aspiration Partners, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.21	Form of Stock Option Agreement under the Aspiration Partners, Inc. 2015 Equity Incentive Plan (including the Stock Restrictions Agreement attached thereto) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.22	Form of Stock Option Agreement under the Aspiration Partners, Inc. 2015 Equity Incentive Plan (containing private placement provisions) (including the Stock Restrictions Agreement attached thereto) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.23	Credit Card Services Agreement, dated as of June 15, 2021, by and between Beneficial State Bank and Aspiration Card Services, LLC (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.24	Service Agreement, dated as of April 30, 2018, by and between Galileo Processing, Inc. and Aspiration Financial, LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.25+	Deposit Services Agreement, dated as of December 31, 2018, by and between Aspiration Financial, LLC and Promontory Interfinancial Network, LLC (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.26	Amended and Restated Senior Secured Promissory Note and Guaranty, dated as of March 12, 2021, by and between Aspiration Partners, Inc. and Zion Consulting and Advisory LLC, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.27	Amended and Restated Senior Secured Promissory Note and Guaranty, dated as of March 12, 2021, by and between Aspiration Partners, Inc. and Mark Villanueva, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.28	Amended and Restated Senior Secured Promissory Note and Guaranty, dated as of March 12, 2021, by and between Aspiration Partners, Inc. and AGO Special Situations LP, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.29	Amended and Restated Senior Secured Promissory Note and Guaranty, dated as of March 12, 2021, by and between Aspiration Partners, Inc. and Inherent Aspiration, LLC, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.30	Side Letter between Aspiration Partners, Inc., InterPrivate III Financial Partners Inc. and Zion Consulting and Advisory LLC, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.31	Side Letter between Aspiration Partners, Inc., InterPrivate III Financial Partners Inc. and Mark Villanueva, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.32	Side Letter between Aspiration Partners, Inc., InterPrivate III Financial Partners Inc. and AGO Special Situations LP, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.33	Side Letter between Aspiration Partners, Inc., InterPrivate III Financial Partners Inc. and Inherent Aspiration, LLC, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.34	Promissory Note, dated as of January 28, 2021, by and between Aspiration Partners, Inc. and Apogee Pacific LLC (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.35	Promissory Note, dated as of February 18, 2021, by and between Aspiration Partners, Inc. and Apogee Pacific LLC (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.36	Promissory Note, dated as of March 30, 2021, by and between Aspiration Partners, Inc. and Apogee Pacific LLC (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.37	Promissory Note, dated as of April 30, 2021, by and between Aspiration Partners, Inc. and Apogee Pacific LLC (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.38†	Series C-4 Preferred Stock Purchase Agreement, dated as of September 14, 2021, by and between Aspiration Partners, Inc. and Polpat LLC (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.39	Subscription Agreement, dated December 15, 2021, by and between InterPrivate III Financial Partners Inc. and OCM Aspiration Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of InterPrivate III Financial Partners Inc. (File No. 001-40151), as filed on December 16, 2021).

10.40	Office Lease, dated as of March 6, 2017, by and between LPF Marina Park Venture, LLC (as successor-in-interest to AB/SW Marina Owner, LLC) and Aspiration Partners, Inc., as amended (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.41+	Agreement for Professional Services, dated March 1, 2018, by and between Aspiration Partners, Inc. and RJB Partners LLC (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.42+	Founding Sponsorship Agreement, dated as of September 13, 2021, by and between Aspiration Partners, Inc. and LA Clippers LLC (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.43+	Program Agreement, dated as of May 17, 2018, by and betweenCoastal Community Bank and Aspiration Financial, LLC, as amended (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.44**+	Employment Agreement, dated as of October 1, 2013, by and among Aspiration Partners, Inc., RJB Partners LLC and Andrei Cherny (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.45**	Offer Letter, dated September 7, 2019, by and between Aspiration Partners, Inc. and Mike Shuckerow, as amended April 2, 2020 and by that certain Memorandum Re: Compensation Adjustments, dated March 15, 2021 (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

10.46	Investment Sub-Advisory Agreement, dated as of March 30, 2015, as amended on December 6, 2016, by and between Aspiration Fund Adviser, LLC and UBS Global Asset Management (Americas) Inc. (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 of InterPrivate III Financial Partners Inc. (File No. 333-262732), as filed on February 15, 2022).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253189), filed with the SEC on February 26, 2021).

24.1*	Power of Attorney (included on the signature page herein).

31.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request

*	Filed herewith.

**	Management contracts.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2023

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

Name	Title	Date

/s/ Ahmed Fattouh	Chief Executive Officer and Chairman	April 17, 2023
Ahmed Fattouh	(Principal Executive, Financial and Accounting Officer)

/s/ Sunil Kappagoda	Vice Chairman	April 17, 2023
Sunil Kappagoda

/s/ Brandon Bentley	General Counsel	April 17, 2023
Brandon Bentley

/s/ Minesh Patel	Vice President	April 17, 2023
Minesh Patel

/s/ Gordy Holterman	Director	April 17, 2023
Gordy Holterman

/s/ Rich McGinn	Director	April 17, 2023
Rich McGinn

/s/ Howard Newman	Director	April 17, 2023
Howard Newman

/s/ Matthew Luckett	Director	April 17, 2023
John McCoy

INTERPRIVATE III ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

InterPrivate III Financial Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of InterPrivate III Financial Partners Inc. (the “Company”) as of December 31, 2022, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

April 17, 2023

INTERPRIVATE III FINANCIAL PARTNERS INC.

BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets
Cash	$7,592,144	$1,501,391
Prepaid expenses	42,744	249,171
Total current assets	7,634,888	1,750,562

Prepaid expense, net of current assets	—	41,076
Marketable securities held in Trust Account	29,705,790	258,802,828
TOTAL ASSETS	$37,340,678	$260,594,466

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Related party payable	$90,080	$180,273
Income tax payable	224,312	-
Redemptions payable (See Note 3)	9,083,830
Accounts payable and accrued expenses	2,562,197	1,486,692
Total current liabilities	11,960,419	1,666,965

Warrant liability	8,315	233,665
Deferred tax liability	39,965	-
Total Liabilities	12,008,699	1,900,630

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption, 2,001,676 and 25,875,000 shares at redemption value at December 31, 2022 and 2021, respectively	20,354,090	258,802,828

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 892,500 shares issued and outstanding (excluding 2,001,676 and 25,875,00 shares subject to possible redemption at December 31, 2022 and 2021, respectively)	89	20
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	—	—
Retained Earnings/ (Accumulated deficit)	4,977,153	(109,659)
Total Stockholders’ Equity (Deficit)	4,977,889	(108,992)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,340,678	$260,594,466

The accompanying notes are an integral part of the financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

STATEMENTS OF OPERATIONS

	December 31,
	2022	2021

Operating and formation costs	$3,031,184	$837,696
Related party administrative fees	240,000	200,000
Loss from operations	(3,271,184)	(1,037,696)

Other income (expense):
Extension fee income	10,000,000	—
Change in fair value of warrant liabilities	225,350	(128,160)
Offering costs attributable to warrant liabilities	—	(210)
Interest earned on marketable securities held in Trust Account	3,805,215	102,287
Unrealized loss on marketable securities held in Trust Account	(42,811)	(49,459)
Other income (loss), net	13,987,754	(75,542)

Loss before provision for income taxes	10,716,570	(1,113,238)

Provision for income taxes	(2,824,277)	—

Net income (loss)	$7,892,293	$(1,113,238)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,155,530	21,125,342
Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$0.24	$(0.04)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,361,250	6,916,428
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.24	$(0.04)

The accompanying notes are an integral part of the financial statements

INTERPRIVATE III FINANCIAL PARTNERS INC.

STATEMENS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity

BALANCE – January 1, 2022	200,000	$20	6,468,750	$647	$—	$(109,659)	$(108,992)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(2,805,412)	(2,805,412)
Reclassification of Class A Common Stock from issuance costs included in accumulated deficit	692,500	69	—			(69)	-
Net income	—	—	—	—	—	7,892,293	7,892,293
BALANCE – December 31, 2022	892,500	$89	6,468,750	$647	$—	$4,977,153	$4,977,889

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit

BALANCE – January 1, 2021	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	—	—	647
Issuance of Representative Shares	200,000	20	—	—	—	—	20
Issuance costs	—	—	—	—	—	1,141,407	1,141,407
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(137,828)	(137,828)
Net loss	—	—	—	—	—	(1,113,238)	(1,113,238)
BALANCE – December 31, 2021	200,000	$20	6,468,750	$647	$—	$(109,659)	$(108,992)

The accompanying notes are an integral part of the financial statements

INTERPRIVATE III FINANCIAL PARTNERS INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$7,892,293	$(1,113,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of warrant liabilities	(225,350)	128,160
Offering costs attributable to warrant liabilities	—	210
Interest earned on marketable securities held in Trust Account	(3,805,215)	(102,287)
Unrealized gain (loss) on marketable securities held in Trust Account	42,811	49,459
Deferred income taxes	39,965	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	247,503	(290,227)
Related party payable	(90,193)	180,273
Income tax payable	224,312	—
Accrued expenses	1,075,505	1,401,692
Net cash provided by operating activities	5,401,631	254,042

Cash flows from Investing Activities:
Investment of cash in Trust Account	—	(258,750,000)
Withdrawals from investment account	232,859,442	—
Net cash provided by (used in) investing activities	232,859,442	(258,750,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	253,680,505
Payments from the redemption of Units, net of taxes	(232,170,320)	—
Proceeds from sale of Private Placement Warrants	—	6,819,495
Proceeds from promissory note – related party	—	149,476
Repayment of promissory note – related party	—	(149,476)
Payment of offering costs	—	(502,651)
Net cash (used in) provided by financing activities	(232,170,320)	259,997,349

Net Change in Cash	6,090,753	1,501,391
Cash – Beginning of period	1,501,391	—

Cash – End of period	$7,592,144	$1,501,391

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Issuance of Representative Shares	$—	$20
Initial classification of common stock subject to possible redemption	$—	$258,750,000
Deferred offering costs in accrued expenses	$—	$85,000
Remeasurement in value of common stock subject to redemption	$(2,805,412)	$(52,828)

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(2,560,000)	$-

The accompanying notes are an integral part of the financial statements

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on March 9, 2021, an amount of $258,750,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the 1940 Act), on January 3, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The NYSE American rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

On December 21, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”) from March 9, 2023 (the “Original Outside Date”) to April 9, 2023 (the “Extended Date”), and to allow the Company to elect to further extend in one-month increments up to two additional times, or a total of up to three months after March 9, 2023, until June 9, 2023 (each, an “Additional Extended Date”), unless the closing of a business combination should have occurred prior thereto.

In connection with the Special Meeting, stockholders holding an aggregate of 23,873,324 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.10 per share of the funds held in the Company’s trust account, leaving approximately $20.6 million in cash in the trust account after satisfaction of such redemptions.

The Company will contribute funds from its working capital account, or if such working capital account is depleted, then the Sponsor has agreed to lend to the Company an amount per month of the extension of the date by which the Company must consummate a business combination (the “Extension”), determined by multiplying $0.06 by the number of public shares outstanding following the redemptions of public shares effected in connection with the Special Meeting, up to a maximum of $210,000 per month and $630,000 in the aggregate if all three extensions are implemented, which the Company shall deposit into the Trust Account. Additionally, on January 3, 2023, in advance of the 24-month anniversary of its IPO, the Company deposited the remaining amount of funds in its Trust Account into a variable interest-bearing account currently expected to yield approximately 3.0% per annum.

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

In February 2022, The Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. On December 27, 2022, the Treasury Department and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provides interim guidance addressing the application of the excise tax. Under the Notice, liquidating distributions are exempt from the excise tax. In addition, redemptions may also be exempt if they occur in the same year as the liquidation. However, the Treasury Department has yet to promulgate proposed or final regulations for the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with any business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), (iv) if we fail to timely consummate a business combination and/or liquidate in a taxable year following a redemption of shares and (v) the content of regulations and other future guidance from the Treasury Department.

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

Going Concern, Liquidity and Financial Condition

As of December 31, 2022 the Company had cash held outside of the Trust Account of $7,592,144. As of December 31, 2022, the Company will not need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. Additionally, as noted in the Second A&R Merger Agreement, Aspiration has agreed to deliver a termination fee of $7,000,000 if Closing does not occur on or before the Outside Date.

The Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination by the Extended Date or Additional Extended Date, as applicable. The mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of a Business Combination or the winding up of the Company. However, the Company cannot provide any assurance that, if needed, new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 17, 2023.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in cash and money market funds which were invested primarily in U.S. Treasury securities, respectively.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2022 and March 9, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity (see Note 9).

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

During 2022, Management determined the prior year calculation for earning pers share was incorrectly calculating the weighted average due to an error in the dates used within the formula. The total number of shares outstanding was reported correctly; however, the weighted average shares was changed by 171,131 for the Non-Redeemable common stock. This did not result in a change to previously reported earnings per share.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	December 31,
Class A common stock subject to possible redemption	2022	2021
Numerator:
Net income (loss) attributable to Class A common stock subject to possible redemption	$6,105,611	$(838,661)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	25,155,530	21,125,342
Basic and diluted net income (loss) per share, Redeemable Ordinary Shares	$0.24	$(0.04)

Non-Redeemable Common Stock
Numerator:
Net income (loss)	$7,892,293	$(1,113,238)
Less: Net income (loss) attributable to Class A common stock subject to possible redemption	(6,105,611)	838,661
Net income (loss) attributable to common stock not subject to possible redemption	1,786,682	(274,557)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,361,250	6,916,428
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.24	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1 -	defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Level 2 -	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3 -	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020- 06 on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

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

In connection with the Special Meeting of stockholders held on December 21, 2022 (disclosed in Note 1), stockholders who owned shares of our common stock issued in our IPO (we refer to such stockholders as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. Stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s Trust Account, including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. On December 21, 2022, 23,873,324 shares of the Company’s Class A common stock were redeemed for approximately $10.10 per share. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares. Therefore, at December 21, 2022, 2,001,676 shares of Class A common stock, were issued and outstanding. At December 31, 2022, Class A common stock redemptions in the amount of $9,083,830 remain payable from the Trust Account, which is included in redemptions payable on the accompanying balance sheets. During January 2023, the redemptions payable from the Trust Account were paid in full. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the 1940 Act), on March 3, 2023 the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation.

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

During the fourth quarter of 2022, the Company recorded an out-of-period adjustment to correct an immaterial error in its previously issued quarterly and annual financial statements related to the issuance of the Private Placement Shares. This adjustment included a reclassification of $69 to Class A Common Stock at par from issuance costs included in accumulated earnings for the year ended December 31, 2022. The out-of-period adjustment had no impact on net income reported for the year ended December 31, 2022 or the net loss reported for the year ended December 31, 2021.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the years ended December 31, 2022 and 2021, the Company recorded $120,000 and $100,000, respectively, in fees for these services. As of December 31, 2022 and December 31, 2021, the service fee payable was $0, respectively. Payments were reimbursed through the related party payable on the accompanying balance sheets.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the years ended December 31, 2022 and 2021, the Company incurred and paid $120,000 and $100,000, respectively, in fees for these services. As of December 31, 2022 and December 31, 2021, the service fee payable was $0, respectively. Payments were reimbursed through the related party payable on the accompanying balance sheets.

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

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of December 31, 2022 and December 31 2021, the Company had related party payables outstanding in the amount of $90,080 and $180,273, respectively.

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

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 2,894,176 and 25,875,000 shares, respectively, of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At each of the years ended December 31, 2022 and 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

NOTE 8. INCOME TAX

The Company’s deferred tax liability, net of allowance consisted of the following:

	December 31,
	2022	2021
Deferred tax asset (liability)
Net operating loss carryforward	$-	$30,226
Unrealized gain/loss	(39,965)	-
Startup/Organization Expenses	448,577	177,229
Total deferred tax assets	408,612	207,455
Valuation Allowance	(448,577)	(207,455)
Deferred tax liability, net of allowance	$(39,965)	$-

The company’s provision (benefit) for income taxes is as follows:

	December 31,
	2022	2021
Federal
Current expense/(benefit)	$2,795,252	$-
Deferred expense	(212,176)	(207,455)
State and Local
Current	-	-
Deferred	-	-
Change in valuation allowance	241,201	207,455
Income tax provision expense/(benefit)	$2,824,277	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $241,201 and $207,455, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Merger and acquisition costs	3.54%	0.00%
Change in fair value of warrants	-0.45%	-2.40%
Meals & entertainment	0.01%	0.00%
Valuation allowance	2.25%	-18.60%
Effective tax rate	26.35%	0.00%

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$29,705,790

Liabilities:
Warrant liability - Private placement warrants	3	$8,085
Warrant liability - Underwriters warrants	3	230
Total warrant liability		$8,315

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$258,802,828

Liabilities:
Warrant liability - Private placement warrants	3	$202,563
Warrant liability - Underwriters warrants	3	31,102
Total warrant liability		$233,665

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	December 31,
Term	2022	2021
Risk-free interest rate	4.23%	1.23%
Market price of public stock	$10.12	$9.91
Dividend yield	0.00%	0.00%
Implied volatility	1.90%	21.80%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on April 9, 2023.

At December 31, 2022 and 2021, the Private Placement Warrants were determined to be valued at $0.07 and $1.75 per warrant, respectively. At December 31, 2022 and 2021, the Underwriter Warrants were valued at $0.01 and $1.35, respectively.

The following table presents the changes in the fair value of warrant liabilities:

Term	Private Placement	Underwriters Warrants
Fair value as of December 31, 2021	$202,563	$31,102
Change in valuation inputs or other assumptions	(194,478)	(30,872)
Fair value as of December 31, 2022	$8,085	$230

For each of the years ended December 31, 2022 and 2021, there were no transfers out of Level 3.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In connection with the shareholder’s approval of the initial one-month extension in December 2022, an aggregate of $120,100 (representing $0.06 per public share per month) was transferred from the Company’s working capital account into the Company’s Trust Account. The initial extension was the first of up to three one-month extensions permitted under the Company’s governing documents. The purpose of the extensions is to provide the Company with additional time to complete its initial business combination.

On February 2, 2023, the New York Stock Exchange (the “NYSE”) notified the Company that trading in the Company’s common stock, units and warrants had been halted, as the Company no longer satisfied the continued listing standard of the NYSE requiring the Company to maintain an average aggregate global market capitalization attributable to its publicly held shares over a consecutive 30 trading day period of at least $40,000,000. On February 13, 2023, the Company was approved for listing on the NYSE American LLC (the “NYSE American”) and its common stock, units and warrants began trading on the NYSE American on February 16, 2023.

On March 3, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to move all funds in the Trust Account into an interest-bearing demand deposit account until the earlier of the consummation of the Company’s initial business combination or liquidation. As a result, all funds in the Trust Account are currently held in an interest-bearing demand deposit account.

As previously reported on a Form 8-K filed on March 31, 2023, on March 30, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second Amended and Restated Merger Agreement to extend the Outside Date (as defined in therein) from March 31, 2023 to May 1, 2023.