Form 10-Q
period 2023-03-31
InterPrivate III Financial Partners Inc.
filed 2023-05-18
CIK 1839610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 18, 2023 the Registrant had 2,894,176 shares of its Class A common stock, $0.0001 par value per share, and 6,468,750 shares of its Class B common stock, $0.0001 par value per share, outstanding.

INTERPRIVATE III FINANCIAL PARTNERS INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022

ASSETS
Current assets
Cash	$6,394,335	$7,592,144
Prepaid expenses	162,762	42,744
Total current assets	6,557,097	7,634,888

Prepaid expense, net of current assets	—	—
Marketable securities held in Trust Account	20,739,704	29,705,790
TOTAL ASSETS	$27,296,801	$37,340,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Related party payable	$—	$90,080
Income tax payable	278,493	224,312
Redemptions payable (See Note 3)	—	9,083,830
Accounts payable and accrued expenses	2,662,724	2,562,197
Total current liabilities	2,941,217	11,960,419

Warrant liability	12,470	8,315
Deferred tax liability	—	39,965
Total Liabilities	2,953,687	12,008,699

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption, 2,001,676 shares at redemption value	20,412,471	20,354,090

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 892,500 shares issued and outstanding (excluding 2,001,676 shares subject to possible redemption)	89	89
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	—	—
Retained Earnings	3,929,907	4,977,153
Total Stockholders’ Equity	3,930,643	4,977,889
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,296,801	$37,340,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended March 31,
	2023	2022

Operating and formation costs	$1,028,238	$676,838
Related party administrative fees	60,000	60,000
Loss from operations	(1,088,238)	(736,838)

Other income (expense):
Change in fair value of warrant liabilities	(4,155)	79,686
Interest earned on marketable securities held in Trust Account	117,744	3,615
Other income, net	113,589	83,301

Loss before provision for income taxes	(974,649)	(653,537)

Provision for income taxes	(14,216)	—

Net loss	$(988,865)	$(653,537)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	2,001,676	25,875,000
Basic and diluted net loss per share, Class A common stock subject to redemption	$(0.11)	$(0.02)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,361,250	7,361,250
Basic and diluted net loss per share, Non-redeemable common stock	$(0.11)	$(0.02)

The accompanying notes are an integral part of the condensed consolidated financial statements

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity

BALANCE – January 1, 2023	892,500	$89	6,468,750	$647	$—	$4,977,153	$4,977,889
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(53,381)	(53,381)
Net loss	—	—	—	—	—	(988,865)	(988,865)
BALANCE – March 31, 2023	892,500	$89	6,468,750	$647	$—	$3,929,907	$3,930,643

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity

BALANCE – January 1, 2022	200,000	$20	6,468,750	$647	$—	$(109,659)	$(108,992)
Reclassification of Class A Common Stock from issuance costs included in accumulated deficit	692,500	69	—			(69)	—
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(3,615)	(3,615)
Net loss	—	—	—	—	—	(653,537)	(653,537)
BALANCE – March 31, 2022	892,500	$89	6,468,750	$647	$—	$(766,880)	$(766,144)

The accompanying notes are an integral part of the condensed consolidated financial statements

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended March 31,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(988,865)	$(653,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	4,155	(79,686)
Interest earned on marketable securities held in Trust Account	(117,744)	(3,615)
Deferred income taxes	(39,965)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(120,018)	(7,340)
Related party payable	(90,080)	(125,810)
Income tax payable	54,181	—
Accrued expenses	100,527	223,865
Net cash used in operating activities	(1,197,809)	(646,123)

Net Change in Cash	(1,197,809)	(646,123)
Cash – Beginning of period	7,592,144	1,501,391

Cash – End of period	$6,394,355	$855,268

Non-Cash investing and financing activities:
Reclassification of Class A Common Stock from issuance costs included in accumulated deficit	$—	$69
Remeasurement in value of common stock subject to redemption	$(53,381)	$(3,615)

The accompanying notes are an integral part of the condensed consolidated financial statements

INTERPRIVATE III FINANCIAL PARTNERS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has two wholly-owned subsidiaries InterPrivate III Merger Sub Inc., incorporated in Delaware on August 11, 2021 (“Merger Sub”), and InterPrivate III Merger Sub II LLC organized in Delaware on August 11, 2021(“Merger Sub II”), (collectively the “Subsidiaries”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company currently has until June 9, 2023 or any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Company’s Amended and Restated Certificate of Incorporation to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On December 21, 2022, the Company held a special meeting of stockholders (the “First Special Meeting”). At the First Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”) from March 9, 2023 to April 9, 2023, and to allow the Company to elect to further extend in one-month increments up to two additional times, or a total of up to three months after March 9, 2023, until June 9, 2023, unless the closing of a business combination should have occurred prior thereto.

In connection with the First Special Meeting, stockholders holding an aggregate of 23,873,324 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.10 per share of the funds held in the Company’s trust account, leaving approximately $20.6 million in cash in the trust account after satisfaction of such redemptions.

Company will contribute funds from its working capital account, or if such working capital account is depleted, then the Sponsor has agreed to lend to the Company an amount per month of the extension of the date by which the Company must consummate a business combination (the “Extension”), determined by multiplying $0.06 by the number of public shares outstanding following the redemptions of public shares effected in connection with the First Special Meeting, up to a maximum of $210,000 per month and $630,000 in the aggregate if all three extensions are implemented, which the Company shall deposit into the Trust Account. Additionally, on January 3, 2023, in advance of the 24-month anniversary of its IPO, the Company deposited the remaining amount of funds in its Trust Account into a variable interest-bearing account currently expected to yield approximately 3.0% per annum.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, The Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023 (the “Annual Report”, “10-K”). The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to the prior period balances to conform to the current period presentation. These reclassifications do not restate the prior period financial statements and are for presentation purposes only.

Going Concern, Liquidity and Financial Condition

As of March 31, 2023 the Company had cash held outside of the Trust Account of $6,394,335. As of March 31, 2023, the Company will not need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. Additionally, as noted in the Second A&R Merger Agreement, Aspiration Partners Inc. (“Aspiration”) has agreed to deliver a termination fee of $7,000,000 if Closing does not occur on or before the Outside Date (defined below). Pursuant to an amendment entered into on April 29, 2023 by the Company, Aspiration and the other parties to the Second A&R Merger Agreement, the Outside Date was extended from May 1, 2023 to June 2, 2023 (such date, as so extended, the “Outside Date”).

The Company currently has less than 12 months from the issuance date of these consolidated financial statements to complete a Business Combination. The mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of a Business Combination or the winding up of the Company. However, the Company cannot provide any assurance that, if needed, new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2023, the date currently specified in the Company’s charter by which the Company must consummate a Business Combination. As described below under “Note 10. Subsequent Events,” on May 8, 2023, the Company filed a preliminary proxy statement to hold a Second Special Meeting (defined below) to amend its charter to further extend the date by which the Company must consummate a business combination from June 9, 2023 to July 9, 2023, and to allow the Company, without another stockholder vote, by resolution of the Company’s Board, to elect to further extend the deadline in one-month increments up to eight additional times, or a total of up to nine months after June 9, 2023, until March 9, 2024.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of December 31, 2022, substantially all of the assets held in the Trust Account were held in cash and money market funds which were invested primarily in U.S. Treasury securities.

To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the 1940 Act), on March 3, 2023 the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation. As of March 31, 2023, substantially all of the assets held in the Trust Account were held in such an interest-bearing demand deposit account.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of March 31, 2023 and March 9, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity (see Note 8).

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the Private Placement Warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants initially was estimated using a Binomial Lattice Model (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset was reduced by a valuation allowance of $526,190 and $448,577, respectively. For three months ended March 31, 2023 and 2022, the change in the valuation allowance was $77,613 and $153,975, respectively.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was -1.46% and 0%, respectively. The effective tax rate differs from the statutory tax rate of 21% for three months ended March 31, 2023 and 2022, due to changes in fair of warrant liabilities, merger and acquisition costs, and the valuation allowance on the deferred tax assets.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from loss per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
Class A common stock subject to possible redemption	2023	2022
Numerator:
Net loss attributable to Class A common stock subject to possible redemption	$(211,407)	$(508,790)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,001,676	25,875,000
Basic and diluted net loss per share, Redeemable common stock	$(0.11)	$(0.02)

Non-Redeemable Common Stock
Numerator:
Net loss	$(988,865)	$(653,537)
Less: Net loss attributable to Class A common stock subject to possible redemption	211,407	508,790
Net loss attributable to common stock not subject to possible redemption	(777,458)	(144,747)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,361,250	7,361,250
Basic and diluted loss per share, Non-redeemable common stock	$(0.11)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016-13 was effective for SEC filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company, the Company was permitted to adopt the new standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted ASU 2016-13 using a modified retrospective transition method. There were no effects on the Company’s financial position, results of operations, or cash flows upon adoption of ASU 2016-13.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020- 06 on its consolidated financial statements.

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

In connection with the First Special Meeting of stockholders held on December 21, 2022 (disclosed in Note 1), stockholders who owned shares of our common stock issued in our IPO (we refer to such stockholders as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. Stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s Trust Account, including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. On December 21, 2022, 23,873,324 shares of the Company’s Class A common stock were redeemed for approximately $10.10 per share. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares. Therefore, at December 21, 2022, 2,001,676 shares of Class A common stock, were issued and outstanding. At March 31, 2023 and December 31, 2022, Class A common stock redemptions in the amount of $0 and $9,083,830, respectively, were payable from the Trust Account, which is included in redemptions payable on the accompanying condensed consolidated balance sheets.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 692,500 Private Placement Units at a price of $10.00 per Private Placement Unit, or $6,925,000 in the aggregate. Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Share”) and one-fifth of one redeemable warrant (collectively the “Private Placement Warrants”). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

As of March 31, 2023, there have been no changes to the Founder Shares previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For each of the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in fees for these services. As of March 31, 2023 and December 31, 2022, no fees were payable by the Company.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For each of the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in fees for these services. As of March 31, 2023 and December 31, 2022, no fees were payable by the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2023, no Working Capital Loans were outstanding.

In addition, the Company reimburses InterPrivate LLC, an affiliate entity, for any expenses paid on behalf of the Company. As of March 31, 2023 and December 31 2022, the Company had a related party payable of $0 and $90,080, respectively, related to such reimbursements.

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

Merger Agreement

On August 18, 2021, the Company entered into an Agreement and Plan of Merger (as amended and restated, the “Merger Agreement”) with Merger Sub, Merger Sub II, and Aspiration Partners Inc. (“Aspiration”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Aspiration, with Aspiration surviving the merger as a wholly owned subsidiary of the Company (the “First Merger”) and, immediately following the First Merger and as part of the same overall transaction as the First Merger, the surviving corporation will merge with and into Merger Sub II, with Merger Sub II surviving the merger (the “Second Merger”). The transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” In addition, in connection with the consummation of the Business Combination, the Company will be renamed and is referred to herein as “New Aspiration” as of the time following such change of name.

On December 15, 2021, the Company, Merger Sub, Merger Sub II and Aspiration amended and restated the Merger Agreement in connection with the entry and execution of the Purchase Agreement (as defined herein). On July 18, 2022, the Company, Merger Sub, Merger Sub II and Aspiration amended the Merger Agreement to extend the Outside Date (as defined in the Merger Agreement) from July 19, 2022 to July 22, 2022. On July 21, 2022 (the “Second Amendment Date”), the Company, Merger Sub, Merger Sub II and Aspiration further amended and restated the Merger Agreement to effect, among other things, (i) an extension of the Outside Date from July 22, 2022 to December 31, 2022, (ii) a change to the procedures for the reservation and release of Additional Shares (as defined in the Merger Agreement), (iii) the clarification of the treatment of certain warrants to be issued immediately following the closing, (iv) the inclusion of additional covenants with respect to the preparation and delivery of financial statements by Aspiration, (v) the modification of certain non-solicitation provisions, (vi) an extension payment by Aspiration to the Company of $10,000,000, payable in two equal installments on the Second Amendment Date and the 45th day following the Second Amendment Date, (vii) the addition of certain additional termination rights for the each of the Company and Aspiration and related termination fees and (viii) mutual releases of certain matters arising prior to the Second Amendment Date. On March 30, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second Amended and Restated Merger Agreement to extend the Outside Date (as defined therein) from March 31, 2023 to May 1, 2023. On April 29, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second A&R Merger Agreement to extend the Outside Date (as defined therein) from May 1, 2023 to June 2, 2023.

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

The parties to the Merger Agreement have made customary representations and warranties and have agreed to certain customary covenants for a transaction of this type. The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Aspiration’s stockholders of the Business Combination Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including if the Business Combination has not occurred by the Outside Date (as defined therein).

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there was 2,894,176 shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there was 6,468,750 shares of Class B common stock issued and outstanding.

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

The Company’s marketable securities held in the trust account and warrant liabilities are measured at fair value on a recurring basis. The following tables summarize the Company’s fair value measurements and the level of inputs within the fair value hierarchy utilized to determine such fair value as of March 31, 2023 and December 31, 2022:

		March 31,
Description	Level	2023
Assets:
Marketable securities held in Trust Account	1	$20,739,704

Liabilities:
Private Placement Warrants - Sponsor	3	$11,550
Private Placement Warrants - Underwriter	3	920
Total warrant liability		$12,470

		December 31,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$29,705,790

Liabilities:
Private Placement Warrants - Sponsor	3	$8,085
Private Placement Warrants - Underwriter	3	230
Total warrant liability		$8,315

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2023 or the year ended December 31, 2022.

The Company’s Private Placement Warrants are valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The Binomial Lattice Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Binomial Lattice Model was used in estimating the fair value of the Private Placement Warrants for periods where no observable traded price was available.

The key inputs into the Binomial Lattice Model for the initial measurement of the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.44%	4.23%
Market price of public stock	$10.36	$10.12
Dividend yield	0.00%	0.00%
Implied volatility	5.90%	1.90%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on June 30, 2023.

At March 31, 2023 and December 31, 2022, the Private Placement Warrants were determined to be valued at $0.10 and $0.07 per warrant, respectively. At March 31, 2023 and December 31, 2022, the Underwriter Warrants were valued at $0.04 and $0.01 per warrant, respectively.

The following table presents the changes in the fair value of the Private Placement Warrant liabilities:

Term	Private Placement Warrants	Underwriters Warrants
Fair value as of December 31, 2022	$8,085	$230
Change in valuation inputs or other assumptions	3,465	690
Fair value as of March 31, 2023	$11,550	$920

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued, other than disclosed below. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

The Company’s Amended and Restated Certificate of Incorporation (the “Charter”) provides the Company the right to extend the Deadline Date up to three times for an additional one month each time (each, an “Extension”), from March 9, 2023 to up to June 9, 2023. As previously disclosed, in December 2022, the Board had implemented a first Extension and had extended the initial Deadline Date to April 9, 2023. On March 29, 2023, pursuant to the Charter, the Board determined to implement a second Extension to allow additional time for the Company to complete its initial business combination. In connection with the second Extension, on April 4, 2023, the Company deposited $120,100 for the second month of the Extension. On May 3, 2023, the Board determined to implement a third Extension and to extend the Deadline Date for an additional month to June 9, 2023. In connection with the third Extension, the Company deposited $120,100 to the Company’s trust account on May 3, 2023.

As previously reported on a Form 8-K filed on May 1, 2023, on April 29, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second Amended and Restated Merger Agreement to extend the Outside Date (as defined therein) from May 1, 2023 to June 2, 2023.

On May 8, 2023, the Company filed a preliminary proxy statement to hold a special meeting of stockholders (the “Second Special Meeting”) to amend its charter to further extend the date by which the Company must consummate a business combination from June 9, 2023 to July 9, 2023, and to allow the Company, without another stockholder vote, by resolution of the Company’s Board, to elect to further extend the deadline in one-month increments up to eight additional times, or a total of up to nine months after June 9, 2023, until March 9, 2024. At the Second Special Meeting, the Company will also propose to amend its charter to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001.

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

NYSE American Listing

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

On December 15, 2021, the Company, Merger Sub, Merger Sub II and Aspiration amended and restated the Merger Agreement in connection with the entry and execution of the Purchase Agreement (as defined herein). On July 18, 2022, the Company, Merger Sub, Merger Sub II and Aspiration amended the Merger Agreement to extend the Outside Date (as defined in the Merger Agreement) from July 19, 2022 to July 22, 2022. On July 21, 2022 (the “Second Amendment Date”), the Company, Merger Sub, Merger Sub II and Aspiration further amended and restated the Merger Agreement to effect, among other things, (i) an extension of the Outside Date from July 22, 2022 to December 31, 2022, (ii) a change to the procedures for the reservation and release of Additional Shares (as defined in the Merger Agreement), (iii) the clarification of the treatment of certain warrants to be issued immediately following the closing, (iv) the inclusion of additional covenants with respect to the preparation and delivery of financial statements by Aspiration, (v) the modification of certain non-solicitation provisions, (vi) an extension payment by Aspiration to the Company of $10,000,000, payable in two equal installments on the Second Amendment Date and the 45th day following the Second Amendment Date, (vii) the addition of certain additional termination rights for the each of the Company and Aspiration and related termination fees and (viii) mutual releases of certain matters arising prior to the Second Amendment Date. On March 30, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second Amended and Restated Merger Agreement to extend the Outside Date (as defined therein) from March 31, 2023 to May 1, 2023. On April 29, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second A&R Merger Agreement to extend the Outside Date (as defined therein) from May 1, 2023 to June 2, 2023.

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

As previously disclosed in the Form 8-K filed on December 29, 2022, the Company, Merger Sub, Merger Sub II and Aspiration entered into an amendment to the Second A&R Merger Agreement to (i) extend the Outside Date (as defined in the Second A&R Merger Agreement) from December 31, 2022 to March 31, 2023, (ii) provide that the Other Termination Fee (as defined in the Second A&R Merger Agreement) is payable if the Second A&R Merger Agreement is terminated by either Aspiration or the Company for convenience (and not pursuant to any other enumerated termination right) and (iii) include Aspiration’s recently issued Series C-5 Preferred Stock, par value $0.000003 per share, within the definition of “Company Preferred Stock.” On March 30, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second Amended and Restated Merger Agreement to extend the Outside Date (as defined therein) from March 31, 2023 to May 1, 2023. On April 29, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second A&R Merger Agreement to extend the Outside Date (as defined therein) from May 1, 2023 to June 2, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended March 31, 2023 compared to the three months ended March 31, 2022

For the three months ended March 31, 2023, we had a net loss of $988,865 which consists of operating costs of $1,088,238, a loss on the change in fair value of the warrant liability of $4,155, dividend income on marketable securities held in the Trust Account of $117,744, and a provision for income taxes of $14,216.

For the three months ended March 31, 2022, we had a net loss of $653,537 which consists of operating costs of $736,838, a gain on the change in fair value of the warrant liability of $79,686, and interest income on marketable securities held in the Trust Account of $3,615.

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

As of March 31, 2023, we had cash held in the Trust Account of $20,739,704. Interest earned on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn $809,223 in interest earned from the Trust Account for tax purposes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, net of taxes payable, to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash held outside of the Trust Account of $6,394,335. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The units would be identical to the private placement units. In addition to the $10,000,000 received during the third quarter of 2022 and as noted in the Second A&R Merger Agreement, Aspiration has agreed to deliver a termination fee of $7,000,000 if Closing does not occur on or before the Outside Date.

We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking indepth due diligence and negotiating a business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Our amended and restated certificate of incorporation provides that we must cease all operations except for the purpose of liquidating if we are unable to complete a business combination. The Company currently has less than 12 months from the date these financial statements were issued to complete a business combination (after the First Special Meeting, the latest date by which we must consummate a business combination is June 9, 2023). The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the entire amount of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023 due to the material weaknesses described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer determined that our internal controls over financial reporting were not effective as of March, 31, 2023, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our controls related to the classification of redeemable common stock as components of either permanent or temporary equity, remeasurement of Class A common stock subject to redemption, and accounting for accruals of certain expenses including tax liabilities were not effectively designed or maintained.

This Quarterly Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 8, 2023, the Company filed a preliminary proxy statement to hold a special meeting of stockholders (the “Second Special Meeting”) to amend its charter to further extend the date by which the Company must consummate a business combination from June 9, 2023 to July 9, 2023, and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors, to elect to further extend the deadline in one-month increments up to eight additional times, or a total of up to nine months after June 9, 2023, until March 9, 2024. At the Second Special Meeting, the Company will also propose to amend its charter to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001.

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

INTERPRIVATE III FINANCIAL PARTNERS INC.

Date: May 18, 2023	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)