Form 10-Q
period 2023-06-30
InterPrivate III Financial Partners Inc.
filed 2023-08-16
CIK 1839610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 16, 2023 the Registrant had 1,352,029 shares of its Class A common stock, $0.0001 par value per share, and 6,468,750 shares of its Class B common stock, $0.0001 par value per share, outstanding.

INTERPRIVATE III FINANCIAL PARTNERS INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$2,940,308	$7,592,144
Prepaid expenses	88,579	42,744
Total current assets	3,028,887	7,634,888

Marketable securities held in Trust Account	4,851,944	29,705,790
TOTAL ASSETS	$7,880,831	$37,340,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Related party payable	$—	$90,080
Excise tax payable	160,254	—
Income tax payable	97,619	224,312
Redemptions payable (See Note 3)	—	9,083,830
Accounts payable and accrued expenses	179,009	2,562,197
Total current liabilities	436,882	11,960,419

Warrant liability	6,925	8,315
Deferred tax liability	—	39,965
Total Liabilities	443,807	12,008,699

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption, 459,529 and 2,001,676 shares at $10.35 and $10.17 as of June 30, 2023 and December 31, 2022, respectively	4,755,785	20,354,090

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 892,500 shares issued and outstanding as of both June 30, 2023 and December 31, 2022 (excluding 459,529 and 2,001,676 shares subject to redemption as of June 30, 2023 and December 31, 2022, respectively)	89	89
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding as of both June 30, 2023 and December 31, 2022	647	647
Additional paid-in capital	—	—
Retained Earnings	2,680,503	4,977,153
Total Stockholders’ Equity	2,681,239	4,977,889
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,880,831	$37,340,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating and formation costs	$887,878	$903,796	$1,916,116	$1,580,634
Related party administrative fees	60,000	60,000	120,000	120,000
Loss from operations	(947,878)	(963,796)	(2,036,116)	(1,700,634)

Other income (expense):
Change in fair value of warrant liabilities	5,545	101,589	1,390	181,275
Interest earned on money market funds	3,695	—	3,695	—
Interest earned on marketable securities held in Trust Account	261,608	467,260	379,352	470,875
Unrealized loss on marketable securities held in Trust Account	—	(28,963)	—	(28,963)
Other income, net	270,848	539,886	384,437	623,187

Loss before provision for income taxes	(677,030)	(423,910)	(1,651,679)	(1,077,447)

Provision for income taxes	(43,438)	(47,658)	(57,654)	(47,658)

Net loss	$(720,468)	$(471,568)	$(1,709,333)	$(1,125,105)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	1,493,276	25,875,000	1,746,072	25,875,000
Basic and diluted net loss per share, Class A common stock subject to redemption	$(0.08)	$(0.01)	$(0.19)	$(0.03)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,361,250	7,361,270	7,361,250	7,361,250
Basic and diluted net loss per share, Non-redeemable common stock	$(0.08)	$(0.01)	$(0.19)	$(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity

BALANCE – January 1, 2023	892,500	$89	6,468,750	$647	$—	$4,977,153	$4,977,889
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(58,381)	(58,381)
Net loss	—	—	—	—	—	(988,865)	(988,865)
BALANCE – March 31, 2023	892,500	$89	6,468,750	$647	$—	$3,929,907	$3,930,643

Excise taxes on Class A Common stock redemptions	—	—	—	—	—	(160,254)	(160,254)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(368,682)	(368,682)
Net loss	—	—	—	—	—	(720,468)	(720,468)
BALANCE – June 30, 2023	892,500	$89	6,468,750	$647	$—	$2,680,503	$2,681,239

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit

BALANCE – January 1, 2022	200,000	$20	6,468,750	$647	$—	$(109,659)	$(108,992)
Reclassification of Class A Common Stock from issuance costs included in accumulated deficit	692,500	69	—	—	—	(69)	—
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(3,615)	(3,615)
Net loss	—	—	—	—	—	(653,537)	(653,537)
BALANCE – March 31, 2022	892,500	$89	6,468,750	$647	$—	$(766,880)	$(766,144)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(164,257)	(164,257)
Net loss	—	—	—	—	—	(471,568)	(471,568)
BALANCE – June 30, 2022	892,500	$89	6,468,750	$647	$—	$(1,402,705)	$(1,401,969)

The accompanying notes are an integral part of the condensed consolidated financial statements

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(1,709,333)	$(1,125,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,390)	(181,275)
Interest earned on marketable securities held in Trust Account	(379,352)	(470,875)
Deferred income taxes	(39,965)	28,963
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(45,835)	78,445
Related party payable	(90,080)	(140,273)
Income tax payable	(126,693)	47,658
Accrued expenses	(2,383,188)	786,694
Net cash used in operating activities	(4,775,836)	(975,768)

Cash flows from Investing Activities:
Net withdrawals from Trust Account	16,149,368	274,039
Net cash provided by investing activities	16,149,368	274,039

Cash flows from Financing Activities:
Payment of redeemed Public Shares, net of taxes	(16,025,368)	—
Net cash used in financing activities	(16,025,368)	—

Net Change in Cash and cash equivalents	(4,651,836)	(701,729)
Cash and cash equivalents – Beginning of period	7,592,144	1,501,391

Cash and cash equivalents – End of period	$2,940,308	$799,662

Non-Cash investing and financing activities:
Reclassification of Class A Common Stock from issuance costs included in accumulated deficit	$—	$(69)
Redemption costs of Class A Common Stock included in excise tax payable	$(160,254)	$—
Remeasurement in value of common stock subject to redemption	$(427,063)	$(167,872)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$224,312	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company currently has up to 30 months from the closing of the Initial Public Offering (or up to 36 months, if all extensions are exercised) or any extended period of time provided as a result of an amendment to the Company’s Amended and Restated Certificate of Incorporation to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

First Charter Amendment

On December 21, 2022, the Company held a special meeting of stockholders (the “First Special Meeting”). At the First Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “First Charter Amendment”) to extend the date by which the Company must complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (the “Deadline Date”) from March 9, 2023 to April 9, 2023, and to allow the Company to elect to further extend in one-month increments up to two additional times, or a total of up to three months after March 9, 2023, until June 9, 2023, unless the closing of a business combination should have occurred prior thereto.

Pursuant to the First Amendment to the Company’s Amended and Restated Certificate of Incorporation, executed December 23, 2022, at the beginning of each month in which an extension has been implemented and an initial business combination has not yet been consummated, the Company shall make a deposit from its working capital account into the Trust Account in an amount determined by multiplying $0.06 by the number of public shares then outstanding, up to a maximum monthly deposit of $210,000, or an aggregate deposit of up to $630,000 (if all extensions are exercised).

On March 29, 2023, the Board determined to implement the Company’s first monthly Extension under the First Charter Amendment to allow additional time for the Company to complete its initial business combination. In connection with the first monthly Extension, the Company deposited $120,100 into the Trust Account on April 4, 2023. On May 3, 2023 the Board determined to implement the Company’s second monthly Extension under the First Charter Amendment to extend the Deadline Date for an additional month to June 9, 2023. In connection with the second monthly Extension, the Company deposited $120,100 to into the Trust Account on May 3, 2023.

Second Charter Amendment

On June 5, 2023, the Company held a special meeting of stockholders (the “Second Special Meeting”) in which the Company’s stockholders voted in favor of a proposal to the Second Amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Second Charter Amendment”) to extend the Deadline Date (the date by which it must consummate an initial business combination) from June 9, 2023 to July 9, 2023 and to allow the Company to elect to further extend in one-month increments up to eight additional times (each monthly election referred to herein as an “Extension”), or a total of up to nine months, until March 9, 2024 (the “Extended Deadline Date”).

Additionally, the Company’s redemption limitation amendment proposal was approved at the Second Special Meeting whereby the Second Charter Amendment amends the Company’s Charter to permit the Company’s Board, in its sole discretion, to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001.

Pursuant to the Second Amendment to the Company’s Amended and Restated Certificate of Incorporation, executed June 7, 2023, at the beginning of each month in which an Extension has been implemented and an initial business combination has not yet been consummated, the Company shall make a deposit from its working capital account into the Trust Account in an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum monthly deposit of $21,000, or an aggregate deposit of up to $189,000 (if all extensions are exercised).

On June 29, 2023, the Company’s board of directors elected to implement the Company’s first monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to August 9, 2023. In connection with the Extension, the Company deposited $21,000 in the Trust Account on June 30, 2023. On July 26, 2023, the Company’s board of directors elected to implement the Company’s second monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to September 9, 2023. In connection with the Extension, the Company deposited $21,000 in the Trust Account on July 27, 2023.

Public Share Redemptions

In connection with the First Special Meeting held on December 21, 2022, stockholders holding an aggregate of 23,873,324 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.10 per share of the funds held in the Company’s trust account. After satisfaction of the redemptions exercised on December 21, 2022, approximately $20.6 million in cash remained in the trust account and 2,100,676 shares of Class A common stock subject to redemption were outstanding. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares.

In connection with the Second Special Meeting held on June 5, 2023, stockholders holding an aggregate of 1,542,147 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.39 per share of the funds held in the Company’s trust account. After satisfaction of the redemptions exercised on June 5, 2023, approximately $4.8 million in cash remained in the trust account and 459,529 shares of Class A common stock subject to redemption were outstanding. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares.

Under the Inflation Reduction Act of 2022 (see Risks and Uncertainties), the Company is subject is subject to a non-deductible 1% excise tax on the fair market value of any redemptions of the Company’s Class A common stock made on or after January 1, 2023. In connection with the redemptions exercised on June 5, 2023, the Company recognized an excise tax liability of $160,254 which was recorded against accumulated earnings as an incremental cost to repurchase the redeemed shares. As of June 30, 2023 and December 31, 2022, the Company’s excise tax liability related to the share redemptions was $160,254 and $0, respectively.

To mitigate the current uncertainty surrounding the application of the Excise Tax (see Risks and Uncertainties), in the event that any Excise Tax is accrued in connection with any redemption event, including in connection with the Extension, the Sponsor intends to indemnify the Company for any Excise Tax liabilities resulting from any future redemptions. For the avoidance of doubt, none of the money in the Trust Account or the interest earned thereon shall be used to pay for any Excise Tax due under the IR Act in connection with any redemptions of Public Shares in connection with any redemption event. The Company intends to continue investing the Trust Account funds in a variable interest-bearing demand deposit account and does not intend to utilize any funds held in the trust account to pay excise taxes that may become due pursuant to the Inflation Reduction Act of 2022 upon a redemption of the Company’s Class A common stock, to the extent applicable to the Company.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax (“Excise Tax”) on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. On December 27, 2022, the Treasury Department and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provides interim guidance addressing the application of the excise tax. Under the Notice, liquidating distributions are exempt from the excise tax. In addition, redemptions may also be exempt if they occur in the same year as the liquidation. However, the Treasury Department has yet to promulgate proposed or final regulations for the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with any business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), (iv) if we fail to timely consummate a business combination and/or liquidate in a taxable year following a redemption of shares and (v) the content of regulations and other future guidance from the Treasury Department.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023 (the “Annual Report”, “10-K”). The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Going Concern, Liquidity and Financial Condition

As of June 30, 2023 the Company had cash held outside of the Trust Account of $2,940,308 and working capital, excluding tax accruals and prepayments, of $2,587,474. As of June 30, 2023, the Company will not need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. Additionally, under the Merger Agreement (discussed in Note 6), the Company is entitled to receive a termination fee of $7,000,000 from Aspiration Partners Inc. (“Aspiration”) if the merger transactions under the agreement are not consummated on or before August 31, 2023 (such date as extended the “Outside Date”).

The Company currently has less than 12 months from the date these financial statements were issued to complete a business combination, the latest date by which the Company must consummate an initial business combination is September 9, 2023 or March 9, 2024, if all extensions are exercised. The mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of a Business Combination or the winding up of the Company. However, the Company cannot provide any assurance that, if needed, new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2024, the date currently specified in the Company’s charter by which the Company must consummate a Business Combination.

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

Cash and Cash Equivalents

The Company considers all highly liquid and short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had cash of $136,613 and $7,592,144, respectively, which is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company had cash equivalents of $2,803,695 and $0, respectively, comprised of highly liquid investments in money market funds, which is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

Marketable Securities Held in Trust Account

As of December 31, 2022, substantially all of the assets held in the Trust Account were held in cash and money market funds which were invested primarily in U.S. Treasury securities.

To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the 1940 Act), on March 3, 2023 the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation. As of June 30, 2023, substantially all of the assets held in the Trust Account were held in such an interest-bearing demand deposit account.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2023 and March 9, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity (see Note 8).

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the Private Placement Warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants initially was estimated using a Binomial Lattice Model (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The common stock subject to possible redemption reflected on the accompanying condensed consolidated balance sheets is reconciled as follows:

	Shares	Amount
Class A common stock subject to possible redemption at December 31, 2021	25,875,000	$258,802,828
Less: Redemption of shares	(23,873,324)	(241,254,150)
Plus: Remeasurement of Class A Common Stock subject to possible redemption	–	2,805,412
Class A common stock subject to possible redemption at December 31, 2022	2,001,676	20,354,090

Less: Redemption of shares	(1,542,147)	(16,025,368)
Plus: Remeasurement of Class A Common Stock subject to possible redemption	–	427,063
Class A common stock subject to possible redemption at June 30, 2023	459,529	$4,755,785

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset was reduced by a valuation allowance of $607,565 and $448,577, respectively. For the three months ended June 30, 2023 and 2022, the change in the valuation allowance was $81,375 and $158,014, respectively. For the six months ended June 30, 2023 and 2022, the change in the valuation allowance was $158,988 and $311,989, respectively.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three months ended June 30, 2023 and 2022, the Company’s effective tax rate was -6.42% and -11.24%, respectively. For the six months ended June 30, 2023 and 2022, the Company’s effective tax rate was -3.49% and -4.5%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair of warrant liabilities, merger and acquisition costs, and the valuation allowance on the deferred tax assets

Net Loss Per Share of Common Stock

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Class A common stock subject to possible redemption	2023	2022	2023	2022
Numerator:
Net loss attributable to Class A common stock subject to possible redemption	$(121,504)	$(367,124)	$(327,716)	$(875,914)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,493,276	25,875,000	1,746,072	25,875,000
Basic and diluted net loss per share, Redeemable common stock	$(0.08)	$(0.01)	$(0.19)	$(0.03)

Non-Redeemable Common Stock
Numerator:
Net loss	$(720,468)	$(471,568)	$(1,709,333)	$(1,125,105)
Less: Net loss attributable to Class A common stock subject to possible redemption	121,504	367,124	327,716	875,914
Net loss attributable to common stock not subject to possible redemption	(598,964)	(104,444)	(1,381,617)	(249,191)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,361,250	7,361,250	7,361,250	7,361,250
Basic and diluted loss per share, Non-redeemable common stock	$(0.08)	$(0.01)	$(0.19)	$(0.03)

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

In connection with the First Special Meeting of stockholders held on December 21, 2022 and the Second Special Meeting held on June 5, 2023 (disclosed in Note 1), stockholders who owned shares of the Company’s common stock issued in our IPO (such stockholders as are referred to as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. Stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s Trust Account, including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. On June 5, 2023 and December 21, 2022, 1,542,147 and 23,873,324 shares, respectively, of the Company’s Class A common stock were redeemed for approximately $10.39 and $10.10, respectively, per share. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares.

At June 5, 2023 and December 21, 2022, 459,529 and 2,001,676, respectively, shares of Class A common stock, were issued and outstanding. At June 30, 2023 and December 31, 2022, Class A common stock redemptions in the amount of $0 and $9,083,830, respectively, were payable from the Trust Account, which is included in redemptions payable on the accompanying condensed consolidated balance sheets.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

As of June 30, 2023, there have been no changes to the Founder Shares previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For each of the three months ended June 30, 2023 and 2022, the Company incurred $30,000 in fees for these services. For each of the six months ended June 30, 2023 and 2022, the Company incurred $60,000 in fees for these services. As of June 30, 2023 and December 31, 2022, no fees were payable by the Company.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For each of the three months ended June 30, 2023 and 2022, the Company incurred $30,000 in fees for these services. For each of the six months ended June 30, 2023 and 2022, the Company incurred $60,000 in fees for these services. As of June 30, 2023 and December 31, 2022, no fees were payable by the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

In addition, the Company reimburses InterPrivate LLC, an affiliate entity, for any expenses paid on behalf of the Company. As of June 30, 2023 and December 31 2022, the Company had a related party payable of $0 and $90,080, respectively, related to such reimbursements.

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

On March 30, 2023, the Company and Aspiration Partners, Inc. entered into a second amendment to the Merger Agreement (the “Amendment No. 2 to the Merger Agreement”) to extend the date by which the merger transactions must be consummated under the agreement (such date as extended the “Outside Date”) from March 31, 2023 to May 1, 2023. On April 29, 2023, the Company and Aspiration Partners, Inc. entered into a third amendment to the Merger Agreement (the “Amendment No. 3 to the Merger Agreement”) to extend the Outside date from May 1, 2023 to June 2, 2023. On May 31, 2023, a fourth amendment to the Merger Agreement (the “Amendment No. 4 to the Merger Agreement”) was executed to extend the Outside Date from June 2, 2023 to August 31, 2023.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there was 1,352,029 and 2,894,176, respectively, shares of Class A common stock issued and outstanding. As of June 30, 2023 and December 31, 2022, there was 459,529 and 2,001,676, respectively, shares of redeemable Class A common stock issued and outstanding. As of both June 30, 2023 and December 31, 2022, there was 892,500 shares of non-redeemable Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there was 6,468,750 shares of Class B common stock issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.

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

The Company’s money market funds included in cash equivalents, marketable securities held in the trust account, and warrant liabilities are measured at fair value on a recurring basis. The following tables summarize the Company’s fair value measurements and the level of inputs within the fair value hierarchy utilized to determine such fair value as of June 30, 2023 and December 31, 2022:

		June 30,
Description	Level	2023
Assets:
Cash equivalents
Money market funds included in cash and cash equivalents	1	$2,803,695

Liabilities:
Private Placement Warrants - Sponsor	3	$5,775
Private Placement Warrants - Underwriter	3	1,150
Total warrant liability		$6,925

		December 31,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$29,705,790

Liabilities:
Private Placement Warrants - Sponsor	3	$8,085
Private Placement Warrants - Underwriter	3	230
Total warrant liability		$8,315

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2023 or the year ended December 31, 2022.

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	June 30, 2023	December 31, 2022
Risk-free interest rate	5.24%	4.23%
Market price of public stock	$11.73	$10.12
Dividend yield	0.00%	0.00%
Implied volatility	0.00%	1.90%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on February 9, 2024.

At June 30, 2023 and December 31, 2022, the Private Placement Warrants were determined to be valued at $0.05 and $0.07 per warrant, respectively. At June 30, 2023 and December 31, 2022, the Underwriter Warrants were valued at $0.05 and $0.01 per warrant, respectively.

The following table presents the changes in the fair value of the Level 3 warrant liabilities for the three and six months ended June 30, 2023 and 2022:

Term	Private Placement Warrants	Underwriters Warrants
Fair value as of December 31, 2022	$8,085	$230
Change in valuation inputs or other assumptions	3,465	690
Fair value as of March 31, 2023	11,550	920
Change in valuation inputs or other assumptions	(5,775)	230
Fair value as of June 30, 2023	$5,775	$1,150

Term	Private Placement Warrants	Underwriters Warrants
Fair value as of December 31, 2021	$202,563	$31,102
Change in valuation inputs or other assumptions	(68,188)	(11,498)
Fair value as of March 31, 2022	134,375	19,604
Change in valuation inputs or other assumptions	(87,043)	(14,546)
Fair value as of June 30, 2022	$47,332	$5,058

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued, other than disclosed below. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

As previously disclosed in Note 1, the Company’s Amended and Restated Certificate of Incorporation provides the Company the right to extend the Deadline Date up to eight times for an additional one month each time (each, an “Extension”), from June 9, 2023 to up to March 9, 2024. On July 26, 2023, pursuant to the Charter, the Board determined to implement a second one-month Extension to extend the Deadline Date to September 9, 2023  to allow additional time for the Company to complete its initial business combination. In connection with each Extension, the Company deposited $21,000 into the Company’s trust account.

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

First Special Meeting

On December 21, 2022, the Company held a special meeting of stockholders (the “First Special Meeting”). At the First Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “First Charter Amendment”) to extend the date by which the Company must complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (the “Deadline Date”) from March 9, 2023 to April 9, 2023, and to allow the Company to elect to further extend in one-month increments up to two additional times, or a total of up to three months after March 9, 2023, until June 9, 2023, unless the closing of a business combination should have occurred prior thereto.

Pursuant to the First Amendment to the Company’s Amended and Restated Certificate of Incorporation, executed December 23, 2022, at the beginning of each month in which an extension was implemented and an initial business combination has not yet been consummated, the Company made a deposit from its working capital account into the Trust Account in an amount determined by multiplying $0.06 by the number of public shares then outstanding, up to a maximum monthly deposit of $210,000, or an aggregate deposit of up to $630,000 (if all extensions were exercised).

On March 29, 2023, the Board determined to implement the Company’s first monthly Extension under the First Charter Amendment to allow additional time for the Company to complete its initial business combination. In connection with the first monthly Extension, the Company deposited $120,100 into the Trust Account on April 4, 2023. On May 3, 2023 the Board determined to implement the Company’s second monthly Extension under the First Charter Amendment to extend the Deadline Date for an additional month to June 9, 2023. In connection with the second monthly Extension, the Company deposited $120,100 to into the Trust Account on May 3, 2023.

Second Special Meeting

On June 5, 2023, the Company held a special meeting of stockholders (the “Second Special Meeting”) in which the Company’s stockholders voted in favor of a proposal to the Second Amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Second Charter Amendment”) to extend the Deadline Date (the date by which it must consummate an initial business combination) from June 9, 2023 to July 9, 2023 and to allow the Company to elect to further extend in one-month increments up to eight additional times (each monthly election referred to herein as an “Extension”), or a total of up to nine months, until March 9, 2024 (the “Extended Deadline Date”).

Additionally, the Company’s redemption limitation amendment proposal was approved at the Second Special Meeting whereby the Second Charter Amendment amends the Company’s Charter to permit the Company’s Board, in its sole discretion, to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001.

Pursuant to the Second Amendment to the Company’s Amended and Restated Certificate of Incorporation, executed June 7, 2023, at the beginning of each month in which an Extension has been implemented and an initial business combination has not yet been consummated, the Company shall make a deposit from its working capital account into the Trust Account of $21,000, or an aggregate deposit of up to $189,000 (if all extensions are exercised).

On June 29, 2023, the Company’s board of directors elected to implement the Company’s first monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to August 9, 2023. In connection with the Extension, the Company deposited $21,000 in the Trust Account on June 30, 2023. On July 26, 2023, the Company’s board of directors elected to implement the Company’s second monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to September 9, 2023. In connection with the Extension, the Company deposited $21,000 in the Trust Account on July 27, 2023.

Public Share Redemptions

In connection with the First Special Meeting held on December 21, 2022, stockholders holding an aggregate of 23,873,324 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.10 per share of the funds held in the Company’s trust account. After satisfaction of the redemptions exercised on December 21, 2022, approximately $20.6 million in cash remained in the trust account and 2,100,676 shares of Class A common stock subject to redemption were outstanding. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares.

In connection with the Second Special Meeting held on June 5, 2023, stockholders holding an aggregate of 1,542,147 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.39 per share of the funds held in the Company’s trust account. After satisfaction of the redemptions exercised on June 5, 2023, approximately $4.8 million in cash remained in the trust account and 459,529 shares of Class A common stock subject to redemption were outstanding. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares.

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

On December 15, 2021, the Company, Merger Sub, Merger Sub II and Aspiration amended and restated the Merger Agreement in connection with the entry and execution of the Purchase Agreement (as defined herein). On July 18, 2022, the Company, Merger Sub, Merger Sub II and Aspiration amended the Merger Agreement to extend the Outside Date (as defined in the Merger Agreement) from July 19, 2022 to July 22, 2022. On July 21, 2022 (the “Second Amendment Date”), the Company, Merger Sub, Merger Sub II and Aspiration further amended and restated the Merger Agreement to effect, among other things, (i) an extension of the Outside Date from July 22, 2022 to December 31, 2022, (ii) a change to the procedures for the reservation and release of Additional Shares (as defined in the Merger Agreement), (iii) the clarification of the treatment of certain warrants to be issued immediately following the closing, (iv) the inclusion of additional covenants with respect to the preparation and delivery of financial statements by Aspiration, (v) the modification of certain non-solicitation provisions, (vi) an extension payment by Aspiration to the Company of $10,000,000, payable in two equal installments on the Second Amendment Date and the 45th day following the Second Amendment Date, (vii) the addition of certain additional termination rights for the each of the Company and Aspiration and related termination fees and (viii) mutual releases of certain matters arising prior to the Second Amendment Date. On March 30, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second Amended and Restated Merger Agreement to extend the Outside Date (as defined therein) from March 31, 2023 to May 1, 2023. On April 29, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second A&R Merger Agreement to extend the Outside Date (as defined therein) from May 1, 2023 to June 2, 2023. On May 31, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second A&R Merger Agreement to extend the Outside Date (as defined therein) from June 2, 2023 to August 31, 2023.

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

As previously disclosed in the Form 8-K filed on December 29, 2022, the Company, Merger Sub, Merger Sub II and Aspiration entered into an amendment to the Second A&R Merger Agreement to (i) extend the Outside Date (as defined in the Second A&R Merger Agreement) from December 31, 2022 to March 31, 2023, (ii) provide that the Other Termination Fee (as defined in the Second A&R Merger Agreement) is payable if the Second A&R Merger Agreement is terminated by either Aspiration or the Company for convenience (and not pursuant to any other enumerated termination right) and (iii) include Aspiration’s recently issued Series C-5 Preferred Stock, par value $0.000003 per share, within the definition of “Company Preferred Stock.” On March 30, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second Amended and Restated Merger Agreement to extend the Outside Date (as defined therein) from March 31, 2023 to May 1, 2023. On April 29, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second A&R Merger Agreement to extend the Outside Date (as defined therein) from May 1, 2023 to June 2, 2023. On May 31, 2023, the Company and Aspiration Partners, Inc. entered into an amendment to the Second A&R Merger Agreement to extend the Outside Date (as defined therein) from June 2, 2023 to August 31, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended June 30, 2023 compared to the three months ended June 30, 2022

For the three months ended June 30, 2023, we had a net loss of $720,468 which consists of operating costs of $947,878, a loss on the change in fair value of the warrant liability of $5,545, interest income on marketable securities held in the Trust Account and cash equivalents of $265,303, and a provision for income taxes of $43,438.

For the three months ended June 30, 2022, we had a net loss of $471,568 which consists of operating costs of $963,796, a gain on the change in fair value of the warrant liability of $101,589, interest income on marketable securities held in the Trust Account of $467,260, an unrealized loss on marketable securities held in Trust Account $28,963, and a provision for income taxes of $47,658.

The six months ended June 30, 2023 compared to the six months ended June 30, 2022

For the six months ended June 30, 2023, we had a net loss of $1,709,333 which consists of operating costs of $1,916,116, a loss on the change in fair value of the warrant liability of $1,390, dividend and interest income on marketable securities held in the Trust Account and cash equivalents of $383,047, and a provision for income taxes of $57,654.

For the six months ended June 30, 2022, we had a net loss of $1,125,105 which consists of operating costs of $1,700,634, a gain on the change in fair value of the warrant liability of $181,275, and interest income on marketable securities held in the Trust Account of $470,875, an unrealized loss on marketable securities held in Trust Account $28,963, and a provision for income taxes of $47,658.

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

As of June 30, 2023, we had cash held in the Trust Account of $4,851,945. Interest earned on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have withdrawn $1,215,424 in interest earned from the Trust Account for tax purposes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, net of taxes payable, to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash held outside of the Trust Account of $2,940,308. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Our amended and restated certificate of incorporation provides that we must cease all operations except for the purpose of liquidating if we are unable to complete a business combination. The Company currently has less than 12 months from the date these financial statements were issued to complete a business combination, the latest date by which we must consummate a business combination is September 9, 2023 or March 9, 2024, if all extensions are exercised. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2023 and December 31, 2022, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, the entire amount of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023 due to the material weaknesses described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer determined that our internal controls over financial reporting were not effective as of June 30, 2023 because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our controls related to the classification of redeemable common stock as components of either permanent or temporary equity, remeasurement of Class A common stock subject to redemption, and accounting for accruals of certain expenses including tax liabilities were not effectively designed or maintained.

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

INTERPRIVATE III FINANCIAL PARTNERS INC.

Date: August 16, 2023	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)