Form 10-Q
period 2023-09-30
InterPrivate III Financial Partners Inc.
filed 2023-11-20
CIK 1839610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023 the Registrant had 1,352,029 shares of its Class A common stock, $0.0001 par value per share, and 6,468,750 shares of its Class B common stock, $0.0001 par value per share, outstanding.

INTERPRIVATE III FINANCIAL PARTNERS INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	4
Notes to Condensed consolidated financial statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	30
Item 4. Controls and Procedures	30
Part II. Other Information
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	32
Part III. Signatures	33

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$2,566,902	$7,592,144
Prepaid expenses	25,417	42,744
Total current assets	2,592,319	7,634,888

Deferred tax asset	609,691	—
Marketable securities held in Trust Account	4,957,032	29,705,790
TOTAL ASSETS	$8,159,042	$37,340,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Related party payable	$12,227	$90,080
Excise tax payable	160,254	—
Income tax payable	—	224,312
Redemptions payable (See Note 3)	—	9,083,830
Accounts payable and accrued expenses	755,259	2,562,197
Total current liabilities	927,740	11,960,419

Warrant liability	7,661	8,315
Deferred tax liability	—	39,965
Total Liabilities	935,401	12,008,699

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption, 459,529 and 2,001,676 shares at $10.69 and $10.17 as of September 30, 2023 and December 31, 2022, respectively	4,913,792	20,354,090

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding		—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 892,500 shares issued and outstanding as of both September 30, 2023 and December 31, 2022 (excluding 459,529 and 2,001,676 shares subject to redemption as of September 30, 2023 and December 31, 2022, respectively)	89	89
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding as of both September 30, 2023 and December 31, 2022	647	647
Additional paid-in capital	—	—
Retained Earnings	2,309,113	4,977,153
Total Stockholders’ Equity	2,309,849	4,977,889
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,159,042	$37,340,678

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating and formation costs	$808,333	$811,338	$2,724,449	$2,391,972
Related party service fees	210,000	60,000	330,000	180,000
Loss from operations	(1,018,333)	(871,338)	(3,054,449)	(2,571,972)

Other income (expense):
Extension fee income	—	10,000,000	—	10,000,000
Change in fair value of warrant liabilities	(736)	46,385	654	227,660
Interest earned on money market funds	35,287	—	38,982	—
Interest earned on marketable securities held in Trust Account	63,089	1,318,723	442,441	1,789,598
Unrealized loss on marketable securities held in Trust Account	—	47,946	—	18,983
Other income, net	97,640	11,413,054	482,077	12,036,241

Income (loss) before provision for income taxes	(920,693)	10,541,716	(2,572,372)	9,464,269

Provision for income tax (expense) benefit	707,310	(2,370,418)	649,656	(2,418,076)

Net income (loss)	$(213,383)	$8,171,298	$(1,922,716)	$7,046,193

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	459,529	25,875,000	1,312,511	25,875,000
Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$(0.03)	$0.25	$(0.22)	$0.21

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,361,250	7,361,250	7,361,250	7,361,250
Basic and diluted income (loss) per share, Non-redeemable common stock	$(0.03)	$0.25	$(0.22)	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity
BALANCE – January 1, 2023	892,500	$89	6,468,750	$647	$—	$4,977,153	$4,977,889
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(58,381)	(58,381)
Net loss	—	—	—	—	—	(988,865)	(988,865)
BALANCE – March 31, 2023	892,500	$89	6,468,750	$647	$—	$3,929,907	$3,930,643

Excise taxes on Class A Common stock redemptions	—	—	—	—	—	(160,254)	(160,254)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(368,682)	(368,682)
Net loss	—	—	—	—	—	(720,468)	(720,468)
BALANCE – June 30, 2023	892,500	$89	6,468,750	$647	$—	$2,680,503	$2,681,239

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(158,007)	(158,007)
Net loss	—	—	—	—	—	(213,383)	(213,383)
BALANCE – September 30, 2023	892,500	$89	6,468,750	$647	$—	$2,309,113	$2,309,849

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	(Deficit)	(Deficit)
BALANCE – January 1, 2022	200,000	$20	6,468,750	$647	$—	$(109,659)	$(108,992)
Reclassification of Class A Common Stock from issuance costs included in accumulated deficit	692,500	69	—	—	—	(69)	—
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(3,615)	(3,615)
Net loss	—	—	—	—	—	(653,537)	(653,537)
BALANCE – March 31, 2022	892,500	$89	6,468,750	$647	$—	$(766,880)	$(766,144)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(164,257)	(164,257)
Net loss	—	—	—	—	—	(471,568)	(471,568)
BALANCE – June 30, 2022	892,500	$89	6,468,750	$647	$—	$(1,402,705)	$(1,401,969)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(978,882)	(978,882)
Net income	—	—	—	—	—	8,171,298	8,171,298
BALANCE – September 30, 2022	892,500	$89	6,468,750	$647	$—	$5,789,711	$5,790,447

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

INTERPRIVATE III FINANCIAL PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from Operating Activities:
Net income (loss)	$(1,922,716)	$7,046,193
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Change in fair value of warrant liabilities	(654)	(227,660)
Interest earned on funds held in Trust Account	(442,441)	(1,789,598)
Unrealized loss on marketable securities held in Trust Account	—	(18,983)
Deferred income taxes	(649,656)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,327	163,807
Related party payable	(77,853)	(150,273)
Income tax payable	(224,312)	2,312,076
Accrued expenses	(1,806,938)	1,050,477
Net cash (used in) provided by operating activities	(5,107,243)	8,386,039

Cash flows from Investing Activities:
Deposits to Trust Account	(324,200)	—
Withdrawals from Trust Account	16,431,569	416,427
Net cash provided by investing activities	16,107,369	416,427

Cash flows from Financing Activities:
Payment of redeemed Public Shares, net of taxes	(16,025,368)	—
Net cash used in financing activities	(16,025,368)	—

Net Change in Cash and cash equivalents	(5,025,242)	8,802,466
Cash and cash equivalents – Beginning of period	7,592,144	1,501,391

Cash and cash equivalents – End of period	$2,566,902	$10,303,857

Non-Cash investing and financing activities:
Reclassification of Class A Common Stock from issuance costs included in accumulated deficit	$—	$(69)
Redemption costs of Class A Common Stock included in excise tax payable	$(160,254)	$—
Remeasurement in value of common stock subject to redemption	$(585,070)	$(1,146,754)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$224,312	$—

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination including the Proposed Business Combination with Aspiration that was terminated. (See “Termination of Proposed Business Combination With Aspiration” below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company currently has up to 33 months from the closing of the Initial Public Offering (or up to 36 months, if all extensions are exercised) or any extended period of time provided as a result of an amendment to the Company’s Amended and Restated Certificate of Incorporation to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Pursuant to the Second Amendment to the Company’s Amended and Restated Certificate of Incorporation, executed June 7, 2023, at the beginning of each month in which an Extension has been implemented and an initial business combination has not yet been consummated, the Company shall make a deposit from its working capital account into the Trust Account in an amount determined by multiplying $0.06 by the number of public shares then outstanding, up to a maximum monthly deposit of $21,000, or an aggregate deposit of up to $189,000 (if all extensions are exercised). In connection with the Second Special Meeting, the Company deposited $21,000 in the Trust Account on June 7, 2023.

On June 29, 2023, the Company’s board of directors elected to implement the Company’s first monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to August 9, 2023. In connection with the first monthly Extension, the Company deposited $21,000 in the Trust Account on June 30, 2023.

On July 26, 2023, the Company’s board of directors elected to implement the Company’s second monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to September 9, 2023. In connection with the second monthly Extension, the Company deposited $21,000 in the Trust Account on July 27, 2023.

On September 6, 2023, the Company’s board of directors elected to implement the Company’s third monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to October 9, 2023. In connection with the third monthly Extension, the Company deposited $21,000 in the Trust Account on September 5, 2023.

On October 4, 2023, the Company’s board of directors elected to implement the Company’s fourth monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to November 9, 2023. In connection with the fourth monthly Extension, the Company deposited $21,000 in the Trust Account on October 5, 2023.

On November 1, 2023, the Company’s board of directors elected to implement the Company’s fifth monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to December 9, 2023. In connection with the fifth monthly Extension, the Company deposited $21,000 in the Trust Account on November 2, 2023.

Public Share Redemptions

In connection with the First Special Meeting held on December 21, 2022, stockholders holding an aggregate of 23,873,324 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.10 per share of the funds held in the Company’s trust account. After satisfaction of the redemptions exercised on December 21, 2022, approximately $20.6 million in cash remained in the trust account and 2,001,676 shares of Class A common stock subject to redemption were outstanding. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares.

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

Under the Inflation Reduction Act of 2022 (see Risks and Uncertainties), the Company is subject is subject to a non-deductible 1% excise tax on the fair market value of any redemptions of the Company’s Class A common stock made on or after January 1, 2023. In connection with the redemptions exercised on June 5, 2023, the Company recognized an excise tax liability of $160,254 which was recorded against accumulated earnings as an incremental cost to repurchase the redeemed shares. As of September 30, 2023 and December 31, 2022, the Company’s excise tax liability related to the share redemptions was $160,254 and $0, respectively.

To mitigate the current uncertainty surrounding the application of the Excise Tax (see Risks and Uncertainties), in the event that any Excise Tax is accrued in connection with any redemption event, including in connection with the Extension, none of the money in the Trust Account or the interest earned thereon shall be used to pay for any Excise Tax due under the IR Act in connection with any redemptions of Public Shares in connection with any redemption event. The Company intends to continue investing the Trust Account funds in a variable interest-bearing demand deposit account and does not intend to utilize any funds held in the trust account to pay excise taxes that may become due pursuant to the Inflation Reduction Act of 2022 upon a redemption of the Company’s Class A common stock, to the extent applicable to the Company.

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

Termination of Business Combination Agreement With Aspiration

As discussed in Note 6, the Second A&R Merger Agreement and related agreements were terminated on August 29, 2023.

Risks and Uncertainties

The Company’s ability to consummate an initial business combination may be adversely impacted by various factors that cause economic uncertainty and volatility in the financial markets, such as downturns in the financial markets or in economic conditions, the ongoing effects of the COVID-19 pandemic, and geopolitical instability, such as the military conflicts in the Ukraine and the Middle East. Management continues to evaluate the impacts of the COVID-19 pandemic and the ongoing conflicts in Ukraine and the Middle East and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023 (the “Annual Report”, “10-K”). The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Going Concern, Liquidity and Financial Condition

As of September 30, 2023, the Company had cash held outside of the Trust Account of $2,566,902 and working capital, excluding tax accruals and prepayments, of $1,651,997. As of September 30, 2023, the Company will not need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors.

As described in Note 6 under the heading “Termination of Proposed Business Combination With Aspiration,” Aspiration is obligated to pay the Company certain termination fees in connection with the termination of the Proposed Business Combination with Aspiration. However, as of the date of this Quarterly Report on Form 10-Q, Aspiration has not paid the Cash Termination Fee to the Company, which became due on August 31, 2023. The Company cannot provide any assurance that it will receive the termination payments to which it is entitled under the Second A&R Merger Agreement or the timing thereof.

The Company currently has less than 12 months from the date these financial statements were issued to complete a business combination, the latest date by which the Company must consummate an initial business combination is December 9, 2023, or March 9, 2024, if all extensions are exercised. The mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of a Business Combination or the winding up of the Company. However, the Company cannot provide any assurance that, if needed, new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2024, the date currently specified in the Company’s charter by which the Company must consummate a Business Combination.

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

Cash and Cash Equivalents

The Company considers all highly liquid and short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash of $27,920 and $7,592,144, respectively, which is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company had cash equivalents of $2,538,982 and $0, respectively, comprised of highly liquid investments in money market funds, which is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

Marketable Securities Held in Trust Account

As of December 31, 2022, substantially all of the assets held in the Trust Account were held in cash and money market funds which were invested primarily in U.S. Treasury securities. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the 1940 Act), on March 3, 2023 the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation. As of September 30, 2023, substantially all of the assets held in the Trust Account were held in such an interest-bearing demand deposit account.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of September 30, 2023 and March 9, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity (see Note 8).

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The common stock subject to possible redemption reflected on the accompanying condensed consolidated balance sheets is reconciled as follows:

	Shares	Amount
Class A common stock subject to possible redemption at December 31, 2021	25,875,000	$258,802,828
Less: Redemption of shares	(23,873,324)	(241,254,150)
Plus: Remeasurement of Class A Common Stock subject to possible redemption	–	2,805,412
Class A common stock subject to possible redemption at December 31, 2022	2,001,676	20,354,090

Less: Redemption of shares	(1,542,147)	(16,025,368)
Plus: Remeasurement of Class A Common Stock subject to possible redemption	–	585,070
Class A common stock subject to possible redemption at September 30, 2023	459,529	$4,913,792

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset was reduced by a valuation allowance of $713,492 and $448,577, respectively. For the three months ended September 30, 2023 and 2022, the change in the valuation allowance was $105,927 and $160,317, respectively. For the nine months ended September 30, 2023 and 2022, the change in the valuation allowance was $264,915 and $478,388, respectively.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three months ended September 30, 2023 and 2022, the Company’s effective tax rate was (76.82%) and (22.49%), respectively. For the nine months ended September 30, 2023 and 2022, the Company’s effective tax rate was (25.26%) and (25.55%), respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair of warrant liabilities, merger and acquisition costs, and the valuation allowance on the deferred tax assets

Net Income (Loss) Per Share of Common Stock

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class A common stock subject to possible redemption
Numerator:
Net income (loss) attributable to Class A common stock subject to possible redemption	$(12,538)	$6,361,498	$(290,945)	$5,485,584
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	459,529	25,875,000	1,312,511	25,875,000
Basic and diluted net income (loss) per share, Redeemable common stock	$(0.03)	$0.25	$(0.22)	$0.21

Non-Redeemable Common Stock
Numerator:
Net income (loss)	$(213,383)	$8,171,298	$(1,922,716)	$7,046,193
Less: Net income (loss) attributable to Class A common stock subject to possible redemption	12,538	(6,361,498)	290,945	(5,485,584)
Net income (loss) attributable to common stock not subject to possible redemption	(200,845)	1,809,800	(1,631,771)	1,560,609
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,361,250	7,361,250	7,361,250	7,361,250
Basic and diluted income (loss) per share, Non-redeemable common stock	$(0.03)	$0.25	$(0.22)	$0.21

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

At June 5, 2023 and December 21, 2022, 459,529 and 2,001,676, respectively, shares of Class A common stock, were issued and outstanding. At September 30, 2023 and December 31, 2022, Class A common stock redemptions in the amount of $0 and $9,083,830, respectively, were payable from the Trust Account, which is included in redemptions payable on the accompanying condensed consolidated balance sheets.

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

During the fourth quarter of 2022, the Company recorded an out-of-period adjustment to correct an immaterial error in its previously issued quarterly and annual financial statements related to the issuance of the Private Placement Shares. This adjustment included a reclassification of $69 to Class A Common Stock at par from issuance costs included in accumulated earnings for the year ended December 31, 2022. The out-of-period adjustment had no impact on net income previously reported.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

As of September 30, 2023, there have been no changes to the Founder Shares previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For each of the three months ended September 30, 2023 and 2022, the Company incurred $30,000 in fees for these services. For each of the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 in fees for these services. As of September 30, 2023 and December 31, 2022, no fees were payable by the Company.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For each of the three months ended September 30, 2023 and 2022, the Company incurred $30,000 in fees for these services. For each of the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 in fees for these services. As of September 30, 2023 and December 31, 2022, no fees were payable by the Company.

Consulting Agreement and Audit Committee Resignation

Effective August 18, 2023, the Company entered into a consulting service agreement with Richard McGinn, a director and beneficial owner of the Company, for consulting and advisory services, and effective August 20, 2023, Mr. McGinn resigned from the Company’s Audit Committee prior to entering into the consulting service agreement. The services to be provided under the consulting service agreement include assistance with the Company’s due diligence and analysis of one or more potential business combination targets identified by the Company, and advice and assistance in negotiating the terms, structure and the execution of one or more business combination transactions involving the Company. For the services rendered, the Company is to pay Mr. McGinn a monthly retainer of $50,000 per month (the “Consulting Fee”) until the consulting service agreement is terminated by either party. On October 17, 2023, the Company and Mr. McGinn entered into an amendment to the consulting service agreement. For the three months ended September 30, 2023 the Company incurred and paid Consulting Fees of $150,000. For the nine months ended September 30, 2023 the Company incurred and paid Consulting Fees of $150,000. As of September 30, 2023, no fees were payable by the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

In addition, the Company reimburses InterPrivate LLC, an affiliate entity, for any expenses paid on behalf of the Company. As of September 30, 2023 and December 31 2022, the Company had a related party payable of $12,227 and $90,080, respectively, related to such reimbursements.

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

Termination of Proposed Business Combination With Aspiration

On August 18, 2021, the Company entered into an Agreement and Plan of Merger (as amended and restated, the “Merger Agreement”) with Merger Sub, Merger Sub II, and Aspiration Partners Inc. (“Aspiration”). As previously disclosed, on July 21, 2022, the Company entered into a Second Amended and Restated Agreement and Plan of Merger as amended by Amendment No. 1 thereto dated as of December 29, 2022 (“Amendment No. 1”), as further amended by Amendment No. 2 thereto dated as of March 30, 2023, as further amended by Amendment No. 3 thereto dated as of April 29, 2023 and as further amended by Amendment No. 4 thereto dated as of May 31, 2023 (as amended, the “Second A&R Merger Agreement”), by and among the Company, InterPrivate III Merger Sub Inc., a wholly owned subsidiary of the Company, InterPrivate III Merger Sub II LLC, a wholly owned subsidiary of the Company, and Aspiration Partners, Inc. The transactions contemplated by the Second A&R Merger Agreement, amended as described below, are referred to as the “Proposed Business Combination with Aspiration.”

In connection with the Second A&R Merger Agreement, Aspiration paid the Company an extension fee of $10,000,000 in equal installments during July and September of 2022, which is reflected in other income on the condensed and consolidated statements of operations.

As previously disclosed, on August 22, 2023 the Company terminated the Second A&R Merger Agreement, effective on August 29, 2023, pursuant to Section 9.01(n) thereof. Such termination constitutes a “Qualifying Termination” (as defined under Section 9.01(n), as amended by the Amendment No. 1 (the “Termination Provision”)). The Termination Provision provides that upon a Qualifying Termination, Aspiration must pay the Company (i) a cash termination fee of $7.0 million (the “Cash Termination Fee”), and (ii) a termination fee in the form of a number of equity securities of Aspiration (the “Equity Termination Fee”) calculated as $13,000,000 (A) divided by a price per equity interest of Aspiration and on the same terms as (1) those issued to investors in the first issuance or series of related issuance of equity securities by Aspiration (other than issuances of certain derivative rights) occurring on or before the date that is 180 days following the Qualifying Termination from which Aspiration receives immediately available gross proceeds of at least $50,000,000 (a “Qualified Aspiration Financing”) or (2) in the absence of such Qualified Aspiration Financing during such period, the last issuance of Aspiration’s Series C-4 Preferred Stock by Aspiration immediately prior to July 21, 2022, the date of the Merger Agreement (the “Second Amendment Effective Time”) or (B) on such other terms as the Company and Parent may mutually agree. The Termination Provision provides that the Cash Termination Fee is payable by Aspiration within two business days of the Qualifying Termination and the Equity Termination Fee shall not be issued by Aspiration prior to the earlier to occur of (i) the completion of the redemption of all outstanding shares of the Company’s Class A Stock, including in accordance with Section 9.2(d) of the certificate of incorporation of the Company, such that no shares of Class A Stock of the Company remain outstanding, and (ii) the closing of an alternative business combination by the Company.

In connection with the termination of the Second A&R Merger Agreement, as of August 29, 2023, the Company is entitled to a termination fee from Aspiration in an amount equal to $20,000,000 (“Termination Fee”), of which $7,0000,000 is to be paid in cash and $13,000,000 issued in equity interest. Management has not determined that it is probable that the Termination Fee will be substantially collected. Therefore, the Company has not recorded a receivable for the Termination Fee as of September 30, 2023. Management may pursue a collection action with respect to its claim against Aspiration depending upon the costs and benefits thereof. However, the Company cannot provide any assurance that it will receive the payments for the Termination Fee to which it is entitled under the Second A&R Merger Agreement, or that any potential collection action, even if pursued, will be successful, or the timing thereof.

The Company intends to continue its search for an initial Business Combination. If the Company does not complete an initial Business Combination, any funds remaining, after paying expenses including those incurred in the Company’s search for a Business Combination, from payments (if any) under the Termination Provision, are expected to remain outside of the Trust Account and not be part of liquidating distributions with respect to the Public Shares.

On August 31, 2023 the Company requested that its Registration Statement on Form S-4 (File No. 333-262732) related to the Aspiration Business Combination, together with all exhibits thereto (the “Registration Statement”), initially filed with the SEC on February 15, 2022, be withdrawn.

Termination of Related Agreements

As a result of the termination of the Proposed Business Combination with Aspiration, the Second A&R Merger Agreement will be of no further force and effect (other than the Termination Provision and other ancillary provisions thereof, each of which survives the termination), and each of the transaction agreements entered into in connection therewith, including, but not limited to, the following, have either automatically been terminated in accordance with their terms or are of no further force and effect: (i) the Subscription Agreements dated as of August 18, 2021 by and among the Company and certain accredited investors; (ii) the Aspiration Support Agreement; (iii) the Sponsor Support Agreement; (iv) the Amended and Restated Registration Rights Agreement; (v) the Stockholders Agreement; (vi) the Series X Preferred Stock Purchase Agreement with OCM Aspiration Holdings LLC (“Oaktree”); (vii) the Investor Rights Agreement with Oaktree.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2023, there was 1,352,029 shares of Class A common stock issued and outstanding, of which 459,529 shares were redeemable and 892,500 shares were non-redeemable. As of December 31, 2022, there was 2,894,176 shares of Class A common stock issued and outstanding, of which 2,001,676 shares were redeemable and 892,500 shares were non-redeemable.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there was 6,468,750 shares of Class B common stock issued and outstanding.

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

The Company’s money market funds included in cash equivalents, marketable securities held in the trust account, and warrant liabilities are measured at fair value on a recurring basis. The following tables summarize the Company’s fair value measurements and the level of inputs within the fair value hierarchy utilized to determine such fair value as of September 30, 2023 and December 31, 2022:

		September 30,
Description	Level	2023
Assets:
Cash equivalents
Money market funds included in cash and cash equivalents (Note 1)	1	$2,538,982

Liabilities:
Private Placement Warrants - Sponsor	3	$6,394
Private Placement Warrants - Underwriter	3	1,267
Total warrant liability		$7,661

		December 31,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$29,705,790

Liabilities:
Private Placement Warrants - Sponsor	3	$8,085
Private Placement Warrants - Underwriter	3	230
Total warrant liability		$8,315

There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2023 or the year ended December 31, 2022.

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	September 30, 2023	December 31, 2022
Risk-free interest rate	5.40%	4.23%
Market price of public stock	$11.22	$10.12
Dividend yield	0.00%	0.00%
Implied volatility	0.00	1.90
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on February 29, 2024.

At September 30, 2023 and December 31, 2022, the Private Placement Warrants were determined to be valued at $0.06 and $0.07 per warrant, respectively. At September 30, 2023 and December 31, 2022, the Underwriter Warrants were valued at $0.06 and $0.01 per warrant, respectively.

The following table presents the quarterly changes in the fair value of the Level 3 warrant liabilities for the nine months ended September 30, 2023 and 2022:

Term	Private Placement Warrants	Underwriters Warrants
Fair value as of December 31, 2022	$8,085	$230
Change in valuation inputs or other assumptions	3,465	690
Fair value as of March 31, 2023	11,550	920
Change in valuation inputs or other assumptions	(5,775)	230
Fair value as of June 30, 2023	5,775	1,150
Change in valuation inputs or other assumptions	619	117
Fair value as of September 30, 2023	$6,394	$1,267

Term	Private Placement Warrants	Underwriters Warrants
Fair value as of December 31, 2021	$202,563	$31,102
Change in valuation inputs or other assumptions	(68,188)	(11,498)
Fair value as of March 31, 2022	134,375	19,604
Change in valuation inputs or other assumptions	(87,043)	(14,546
Fair value as of June 30, 2022	47,332	5,058
Change in valuation inputs or other assumptions	(41,557)	(4,828)
Fair value as of September 30, 2022	$5,775	$230

 NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or additional disclosure in the condensed consolidated financial statements.

As previously disclosed in Note 1, the Company’s Amended and Restated Certificate of Incorporation provides the Company the right to extend the Deadline Date up to eight times for an additional one month each time (each, an “Extension”), from June 9, 2023 to up to March 9, 2024. On October 4, 2023, the Company’s board of directors elected to implement the Company’s fourth monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to November 9, 2023. In connection with the fourth monthly Extension, the Company deposited $21,000 in the Trust Account on October 5, 2023. On November 1, 2023, pursuant to the Charter, the Board determined to implement a fifth one-month Extension to extend the Deadline Date to December 9, 2023  to allow additional time for the Company to complete its initial business combination. In connection with each Extension, the Company deposited $21,000 into the Company’s trust account on November 2, 2023.

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

Significant Developments

Termination of Proposed Business Combination With Aspiration

As described in Note 6 under the heading “Termination of Proposed Business Combination With Aspiration”, on August 22, 2023 the Company terminated the Second A&R Merger Agreement with Aspiration, effective on August 29, 2023, pursuant to Section 9.01(n) thereof. Such termination obligates Aspiration to pay the Company a Cash Termination Fee and an Equity Termination Fee. However, as of the date of this Quarterly Report, Aspiration has not paid the Cash Termination Fee to the Company, and the Company cannot provide any assurance that it will receive the termination payments to which it is entitled under the Second A&R Merger Agreement or the timing thereof.

On August 31, 2023 the Company requested that its Registration Statement on Form S-4 (File No. 333-262732) related to the Aspiration Business Combination, together with all exhibits thereto, and as subsequently amended (the “Registration Statement”), initially filed with the SEC on February 15, 2022, be withdrawn.

Termination of Related Agreements

As a result of the termination of the Proposed Aspiration Business Combination, the Second A&R Merger Agreement will be of no further force and effect (other than the Termination Provision and other ancillary provisions thereof, each of which survives the termination), and each of the transaction agreements entered into in connection therewith, including, but not limited to, the following, have either automatically been terminated in accordance with their terms or are of no further force and effect: (i) the Subscription Agreements dated as of August 18, 2021 by and among the Company and certain accredited investors; (ii) the Aspiration Support Agreement; (iii) the Sponsor Support Agreement; (iv) the Amended and Restated Registration Rights Agreement; (v) the Stockholders Agreement; (vi) the Series X Preferred Stock Purchase Agreement with OCM Aspiration Holdings LLC (“Oaktree”); (vii) the Investor Rights Agreement with Oaktree.

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

Pursuant to the Second Amendment to the Company’s Amended and Restated Certificate of Incorporation, executed June 7, 2023, at the beginning of each month in which an Extension has been implemented and an initial business combination has not yet been consummated, the Company shall make a deposit from its working capital account into the Trust Account of $21,000, or an aggregate deposit of up to $189,000 (if all extensions are exercised). In connection with the Second Special Meeting, the Company deposited $21,000 in the Trust Account on June 7, 2023.

On June 29, 2023, the Company’s board of directors elected to implement the Company’s first monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to August 9, 2023. In connection with the Extension, the Company deposited $21,000 in the Trust Account on June 30, 2023.

On July 26, 2023, the Company’s board of directors elected to implement the Company’s second monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to September 9, 2023. In connection with the second monthly Extension, the Company deposited $21,000 in the Trust Account on July 27, 2023.

On September 6, 2023, the Company’s board of directors elected to implement the Company’s third monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to October 9, 2023. In connection with the third monthly Extension, the Company deposited $21,000 in the Trust Account on September 5, 2023.

On October 4, 2023, the Company’s board of directors elected to implement the Company’s fourth monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to November 9, 2023. In connection with the fourth monthly Extension, the Company deposited $21,000 in the Trust Account on October 5, 2023.

On November 1, 2023, the Company’s board of directors elected to implement the Company’s fifth monthly Extension under the Second Charter Amendment to extend the Deadline Date for an additional month to December 9, 2023. In connection with the fifth monthly Extension, the Company deposited $21,000 in the Trust Account on November 2, 2023.

Public Share Redemptions

In connection with the First Special Meeting held on December 21, 2022, stockholders holding an aggregate of 23,873,324 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.10 per share of the funds held in the Company’s trust account. After satisfaction of the redemptions exercised on December 21, 2022, approximately $20.6 million in cash remained in the trust account and 2,001,676 shares of Class A common stock subject to redemption were outstanding. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares.

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

Termination of Proposed Business Combination With Aspiration

On August 18, 2021, the Company entered into an Agreement and Plan of Merger (as amended and restated, the “Merger Agreement”) with Merger Sub, Merger Sub II, and Aspiration Partners Inc. (“Aspiration”). As previously disclosed, on July 21, 2022, the Company entered into a Second Amended and Restated Agreement and Plan of Merger, as amended by Amendment No. 1 thereto dated as of December 29, 2022 (“Amendment No. 1”), as further amended by Amendment No. 2 thereto dated as of March 30, 2023, as further amended by Amendment No. 3 thereto dated as of April 29, 2023 and as further amended by Amendment No. 4 thereto dated as of May 31, 2023 (as amended, the “Second A&R Merger Agreement”), by and among the Company, InterPrivate III Merger Sub Inc., a wholly owned subsidiary of the Company, InterPrivate III Merger Sub II LLC, a wholly owned subsidiary of the Company, and Aspiration Partners, Inc. The transactions contemplated by the second A&R Merger Agreement, amended as described below, are referred to as the “Proposed Aspiration Business Combination.”

As previously disclosed, on August 22, 2023 the Company terminated the Second A&R Merger Agreement, effective on August 29, 2023, pursuant to Section 9.01(n) thereof. Such termination constitutes a “Qualifying Termination” (as defined under Section 9.01(n), as amended by the Amendment No. 1 (the “Termination Provision”)). The Termination Provision provides that upon a Qualifying Termination, Aspiration must pay the Company (i) a cash termination fee of $7.0 million (the “Cash Termination Fee”), and (ii) a termination fee in the form of a number of equity securities of Aspiration (the “Equity Termination Fee”) calculated as $13,000,000 (A) divided by a price per equity interest of Aspiration and on the same terms as (1) those issued to investors in the first issuance or series of related issuance of equity securities by Aspiration (other than issuances of certain derivative rights) occurring on or before the date that is 180 days following the Qualifying Termination from which Aspiration receives immediately available gross proceeds of at least $50,000,000 (a “Qualified Aspiration Financing”) or (2) in the absence of such Qualified Aspiration Financing during such period, the last issuance of Aspiration’s Series C-4 Preferred Stock by Aspiration immediately prior to July 21, 2022, the date of the Second A&R Merger Agreement (the “Second Amendment Effective Time”) or (B) on such other terms as the Company and Parent may mutually agree. The Termination Provision provides that the Cash Termination Fee is payable by Aspiration within two business days of the Qualifying Termination and the Equity Termination Fee shall not be issued by Aspiration prior to the earlier to occur of (i) the completion of the redemption of all outstanding shares of the Company’s Class A Stock, including in accordance with Section 9.2(d) of the certificate of incorporation of the Company, such that no shares of Class A Stock of the Company remain outstanding, and (ii) the closing of an alternative business combination by the Company.

As of the date of this Quarterly Report on Form 10-Q, Aspiration has not paid the Cash Termination Fee to the Company, and the Company cannot provide any assurance that it will receive the termination payments to which it is entitled under the Second A&R Merger Agreement or the timing thereof.

The Company intends to continue its search for an initial Business Combination. If the Company does not complete an initial Business Combination, any funds remaining, after paying expenses including those incurred in the Company’s search for a Business Combination, from payments (if any) under the Termination Provision, are expected to remain outside of the Trust Account and not be part of liquidating distributions with respect to the Public Shares.

On August 31, 2023 the Company requested that its Registration Statement on Form S-4 (File No. 333-262732) related to the Aspiration Business Combination, together with all exhibits thereto (the “Registration Statement”), initially filed with the SEC on February 15, 2022, be withdrawn.

Termination of Related Agreements

As a result of the termination of the Proposed Aspiration Business Combination, the Second A&R Merger Agreement will be of no further force and effect (other than the Termination Provision and other ancillary provisions thereof, each of which survives the termination), and each of the transaction agreements entered into in connection therewith, including, but not limited to, the following, have either automatically been terminated in accordance with their terms or are of no further force and effect: (i) the Subscription Agreements dated as of August 18, 2021 by and among the Company and certain accredited investors; (ii) the Aspiration Support Agreement; (iii) the Sponsor Support Agreement; (iv) the Amended and Restated Registration Rights Agreement; (v) the Stockholders Agreement; (vi) the Series X Preferred Stock Purchase Agreement with OCM Aspiration Holdings LLC (“Oaktree”); (vii) the Investor Rights Agreement with Oaktree.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended September 30, 2023 compared to the three months ended September 30, 2022

For the three months ended September 30, 2023, we had a net loss of $213,383 which consists of operating costs of $1,018,333, a loss on the change in fair value of the warrant liability of $736, dividend and interest income on marketable securities held in the Trust Account and cash equivalents of $98,376, and a provision for income tax benefit of $707,310.

For the three months ended September 30, 2022, we had net income of $8,171,298 which consists of operating costs of $871,338, extension fee income of $10,000,000, a gain on the change in fair value of the warrant liability of $46,385, interest income on marketable securities held in the Trust Account of $1,318,723, an unrealized gain on marketable securities held in Trust Account $47,946, and a provision for income tax expense of $2,370,418.

The nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

For the nine months ended September 30, 2023, we had a net loss of $1,922,716 which consists of operating costs of $3,054,449, a gain on the change in fair value of the warrant liability of $654, dividend and interest income on marketable securities held in the Trust Account and cash equivalents of $481,423, and a provision for income tax benefit of $649,656.

For the nine months ended September 30, 2022, we had net income of $7,046,193, which consists of operating costs of $2,571,972, extension fee income of $10,000,000, a gain on the change in fair value of the warrant liability of $227,660, and interest income on marketable securities held in the Trust Account of $1,789,598, an unrealized gain on marketable securities held in Trust Account $18,983, and a provision for income tax expense of $2,418,076.

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

As of September 30, 2023, we had cash held in the Trust Account of $4,957,032. Interest earned on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have withdrawn $406,202 in interest earned from the Trust Account for tax purposes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, net of taxes payable, to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash and cash equivalents held outside of the Trust Account of $2,566,902. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we will repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The units would be identical to the private placement units. In addition to the $10,000,000 received during the third quarter of 2022 and the Company became entitled to certain termination fees in connection with the termination of the Proposed Business Combination with Aspiration, as more fully described in Note 6 under the heading “Termination of Proposed Business Combination With Aspiration.” However, as of the date of this Quarterly Report on Form 10-Q, Aspiration has not paid the Cash Termination Fee to the Company, which became due on August 31, 2023. The Company cannot provide any assurance that it will receive the termination payments to which it is entitled under the Second A&R Merger Agreement or the timing thereof.

We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Our amended and restated certificate of incorporation provides that we must cease all operations except for the purpose of liquidating if we are unable to complete a business combination. The Company currently has less than 12 months from the date these financial statements were issued to complete a business combination, the latest date by which we must consummate a business combination is December 9, 2023, or March 9, 2024, if all extensions are exercised. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In connection with our IPO, the Company engaged Morgan Stanley and EarlyBirdCapital as advisors pursuant to a business combination and marketing agreement (the “BCMA”) to assist the Company in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for a Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. On February 14, 2022, the BCMA was amended, and as a result Morgan Stanley is no longer required to perform any services under the BCMA and is not entitled to receive any compensation thereunder. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of the Business Combination in an amount equal to 1.75% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

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

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of September 30, 2023 and December 31, 2022, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023, the entire amount of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

Net Income (loss) Per Share of Common Stock

The Company’s statement of operations includes a presentation of income (loss) per share of common stock in a manner similar to the two-class method of loss per share.

Net income (loss) per share of common stock, basic and diluted, for our Class A common stock subject to possible redemption is calculated by dividing (i) its allocable share of net income (loss) by (ii) the weighted average number of shares of our Class A common stock subject to possible redemption outstanding during the period.

Net income (loss) per share of common stock, basic and diluted, for our non-redeemable Class A common stock is calculated by dividing (i) its allocable share of net income (loss) by (ii) the weighted average number of shares of our non-redeemable Class A common stock outstanding during the period.

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

Measurement of Credit Losses on Financial Instruments

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023 due to the material weaknesses described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer determined that our internal controls over financial reporting were not effective as of September 30, 2023 because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our controls related to the classification of redeemable common stock as components of either permanent or temporary equity, remeasurement of Class A common stock subject to redemption, and accounting for accruals of certain expenses including tax liabilities were not effectively designed or maintained.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Effective August 18, 2023, the Company entered into a consulting service agreement with Richard McGinn, a director and beneficial owner of the Company, for consulting and advisory services, and effective August 20, 2023, Mr. McGinn resigned from the Company’s Audit Committee prior to entering into the consulting service agreement. The services to be provided under the consulting service agreement include assistance with the Company’s due diligence and analysis of one or more potential business combination targets identified by the Company, and advice and assistance in negotiating the terms, structure and the execution of one or more business combination transactions involving the Company. For the services rendered, the Company is to pay Mr. McGinn a monthly retainer of $50,000 per month (the “Consulting Fee”) until the consulting service agreement is terminated by either party. On October 17, 2023, the Company and Mr. McGinn entered into an amendment to the consulting service agreement. For the three months ended September 30, 2023 the Company incurred and paid Consulting Fees of $150,000. For the nine months ended September 30, 2023 the Company incurred and paid Consulting Fees of $150,000. As of September 30, 2023, no fees were payable by the Company.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1*	Consulting Services Agreement by and between the Company and Richard McGinn.
10.2*	Amendment No. 1 to Consulting Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPRIVATE III FINANCIAL PARTNERS INC.

Date: November 20, 2023	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)